Form 10KSB
period 2002-12-31
WINFIELD FINANCIAL GROUP INC
filed 2003-04-04
CIK 1192069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

[X ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from July 1, 2002 to December 31, 2002.

Commission File Number 000-50014

WINFIELD FINANCIAL GROUP, INC.
(Name of small business issuer in its charter)

Nevada 88-0171634
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2770 S. Maryland Parkway, Ste. 402, Las Vegas, NV 89109
(Address of principal executive offices) (Zip code)

Issuer's telephone number: (702) 731-0030

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON
(Title of class)

(Title of class)

PAGE -1-

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenues for its most recent fiscal year was $0.

As of the date of this filing, the Company's Common Stock is not trading on a national exchange.

The number of shares outstanding of each of the issuer's classes of common equity, as of  March 31, 2003 was 4,894,150.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............................................................................................................................................21

ITEM 10.  EXECUTIVE COMPENSATION............................................................................................22

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.23

PAGE -2-

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Winfield's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans," "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1.  BUSINESS.

BUSINESS DEVELOPMENT

Winfield Financial Group, Inc. was founded under the laws of the state of Nevada on May 2, 2000.

Winfield intends to operate as a business broker, primarily representing sellers and offering its clients' businesses for sale.  It will be limiting its business to asset sale transactions and not transactions in which businesses are sold through the sale of stock, which will be disclosed on our website.  In other words, the company may list all or substantially all of its assets for sale.  It may not sell its business through the sale of stock.  A buyer who is purchasing all or substantially all of the assets of a business in these asset purchase transactions may give to the seller a promissory note secured by the assets being acquired as partial consideration for the purchase of the assets.  The notes will not be convertible.  Winfield intends to advertise its clients' companies assets for sale through a variety of media, including the internet, newspapers and trade journals.

We have conducted our operations since May 2, 2000.  We are a development stage company.  For the period from inception to December 31, 2002, we generated no revenues and had a net loss of $115,205.  Nevertheless, our management has significant experience in the business brokerage business in which we intend to engage.

Since our inception we have devoted our activities to the following:

Obtaining required licenses

During 2002 and into 2003 we are in the process of applying for the Nevada real estate license and have researched the required licenses in California, where we anticipate commencing operations, and have also researched requirements with Utah and Arizona where we next anticipate commencing operations.  All of these states have no separate business brokers' licenses; instead they require business brokers to be licensed real estate brokers.  These applications will be filed in February 2003 in Nevada and the remaining licenses for California, Utah and Arizona will be filed in late 2003.

We have scheduled an associate to obtain California Real Estate license, required for business brokers in California, in on or before December 2003 and a Nevada Real Estate license, required for business brokers in Nevada, in April 2003.  We are currently researching whether a Broker or a Corporate Broker license is required.

As we have not yet been granted the requisite licenses, we have not represented any sellers or buyers to date.

Locating facilities

PAGE -3-

Since our inception we have shared office space with Financial Marketing, Inc.  During this time we have actively reviewed building sites and existing buildings from 10,000 square feet to 30,000 square feet.  We have placed a tentative offer to purchase an approximately 9,454 square foot building at 4495 South Pecos Road, Las Vegas, Nevada.  The sellers of the building currently occupy approximately 6,251 square feet and have indicated they would remain as tenants after the sale of their building.  We anticipate that our payments will approximate $1200 per month after receipt of anticipated rental payments from current owners.

Developing information systems/Marketing program

Our computer programmers have developed the design of the WFG information management system for the past 2 years.  We will use this system to identify potential clients, typically sellers, and manage our business.  This system also keeps track of buyers who respond to our advertising of business listings that we have for sale.  Our information management system continues to be reviewed and improved since our 2000 inception.  We use the information management system primarily to build and manage our database of potential clients.

We intend to utilize marketing sources as provided by such entities as Wall Street Journal, Duns Marketing (Duns & Bradstreet), Nation-List International (www.nationlist.com), International Business Brokers International (www.ibba.org), Property-Line (www.propertyline.com), Commercial Marketing Group (www.cmglv.com), www.bizbuysell.com, and www.businessesforsale.com.   As we are not able to solicit clients until we have our license, we have not yet subscribed to these services.

We will attempt to secure businesses in these lists as clients by contacting them by e-mail, fax, telephone or regular mail.  In addition, we will contact other brokers who may have clients we can represent.

Recruiting personnel

We began seeking qualified business brokers throughout the Southwest in 2001 to become associated with us.  We have been contacting brokers through International Business Brokers Association who are in the general geographical areas such as San Diego, San Francisco, Phoenix, Salt Lake City.  These candidates have either business brokerage experience or a background in business, financial interpretation and sales.  Negotiations are on-going with several candidates.

Developing purchase, sale and related documents

The forms and documents for business purchase, sale and related documents have been developed from established business brokerage forms.  The California Real Estate licensing entities have approved the forms and documents for California and Nevada business sales.

Developing our website

We have a website providing basic information about our business on one page currently operational at www.winfieldfinancialgroup.com.  Nothing on that website is part of this registration statement.  Additional content and features will be added when we receive our licenses required to commence operations, including:

  Listings of businesses for sale including a simple summary of the inventories, equipment, general financial information and sales price for each business listing

  Information concerning basic procedures of selling, tips on organizing a business to sell, general methods of estimating approximate sales price and a business survey to begin the process.

  Information concerning our management and brokers

When we commence active operations, Winfield Financial Group, Inc. will offer our clients and customers the following services.

  We intend to operate as a business broker, primarily representing sellers and offering our client's businesses as an asset sale.  We will focus on business transactions with a sales volume range from $5 to $75 million in revenues.

PAGE -4-

  We will also provide, on an infrequent basis, buyer services to include, but not limited to, buyer-broker agreements and individual business searches, consulting, and negotiations in asset sale transactions.

Our revenues are primarily generated from receipt of fees based on the price of a completed business asset sale transactions.

Our fee structure will be as follows:

  Five percent of the first two million dollars of a transaction's total sales price; plus
  Four percent of the second two million dollars of a transaction's total sales price; plus
  Three percent of the third two million dollars of a transaction's total sales price; plus
  Two percent of the fourth two million dollars of a transaction's total sales price; plus
  One percent of a transaction's total sales price thereafter.

When we represent buyers, although infrequently, we will generate revenues from receipt of fees on the same schedule as above.

In addition, we intend to offer business valuations as a special consulting service for buyers and sellers.

The fee for each business appraisal will be based on the scope of the engagement, as follows

  Letter of Valuation                                                                    $800
  Letter of Valuation and Backup Financials                            $2,600
  Letter of Valuation, Backup Financials and Demographics   $6,000

Further, we intend to offer business consulting services in the area of assisting clients to obtain approval from major automobile and truck manufacturers for the transfer of a dealership.

Business valuation and business consulting services do not require state licensing.  Thus, we can commence providing these services while we are waiting for our business broker licensing requirements to be met.

Development Activities

We expended approximately $40,000 during fiscal year ended December 31, 2000 and nothing in fiscal year ended December 31, 2001 on development activities.

Competition

We face competition from numerous business brokerage companies, some of which are more established, benefit from greater market recognition, have greater financial and marketing resources, and a broader geographical base than us.  Our market is intensely competitive, highly fragmented and subject to rapid technological change.  We expect competition to persist and intensify in the future.  This competition may diminish our market share or our ability to gain entry into certain markets.

Our current and potential competitors are primarily local offices of larger, more established organizations, such as:

  Nevada First Business Brokers
  Webster Business Group
  Sunbelt Business Brokers

Although unlike these companies, we are a development stage company; however we intend to compete with these local offices of larger, more established business brokerage firms through the extensive background and experience of our management in this industry.

Regulation

PAGE-5-

Under Nevada law, business brokers are required to obtain a Nevada real estate broker license, even though we do not intend to be involved in the offer and sale of real estate other than in connection with the sale of a business.  We will operate under and are in the process of obtaining a Nevada real estate broker license.  As such, under relevant Nevada law and regulations, we will be required to have and maintain a definite place of business within the state, which must be a room or rooms used for the transaction of real estate business, or such business and any allied businesses, and which must serve as the office for the transaction of business under the authority of the license, and where the license must be prominently displayed.  We will also be required to comply with all licensing, disclosure and other regulations governing the operation of real estate brokerage firms in Nevada and other states in which we may in the future operate.  California, Utah and Arizona have comparable laws.

We are in the process of preparing our Nevada application and anticipate that it will be filed April 2003.

Employees

We currently do not have any full time employees at this time and pay for clerical assistance as required along with the rent of $400.00 to FMI.

Reports to Security Holdings

Annual reports

Although Winfield has not been required to do so, we intend voluntarily to deliver annual reports to security holders.  Such annual reports will include audited financial statements.

Periodic reports with the SEC

As of the date of this Registration Statement, Winfield files periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

Our poor financial condition means that you will be unable to determine whether we will become profitable.  If we do not generate operating revenues or raise funding from other sources, we will have to cease operations in July 2003.

We have conducted our operations since May 2, 2000.  We are a development stage company.  For the period from inception to December 31, 2002, we generated no revenues and had a net loss of $115,205.  We had $14,101 of cash available as of December 31, 2002.  Until we secure our licenses, we anticipate minimal expenses of approximately $1,655 per month, comprised primarily of mortgage payments on our new facility, clerical expenses and website expenses.  We anticipate these expenses to increase to $4,700 per month after we secure our licenses, primarily due to expenses associated with marketing our services to potential clients and referring brokers.  Based upon the foregoing, we believe we have sufficient resources to remain operational until July 2003.  Thereafter, we will need to generate operating revenues or secure other funding in the amount of $15,000 to remain operational for the next 12 months.  In addition, we will need to secure an additional $60,000 to implement our proposed business plan for the next 12 months.  There are no preliminary or definitive agreements or understandings with any party for such financing.

Further, in order to become profitable, we may still need to secure additional debt or equity funding.  If it becomes necessary, we hope to be able to raise additional funds from an offering of our stock in the future.  However, this offering may not occur, or if it occurs, may not raise the required funding.  There are no preliminary or definitive agreements or understandings with any party for such financing.

PAGE -6-

Our ability to continue as a going concern is dependent on our ability to raise funds and generate revenues to implement our planned development; however we may not be able to raise sufficient funds or generate revenues to do so.  Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months.  Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

Because our planned growth is contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful.

Our business development is contingent upon raising debt or equity funding.  We have no sources of funding identified.  You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

  Inability to raise necessary revenue to operate for the next 12 months or thereafter
  Advertising and marketing costs that may exceed our current estimates
  Unanticipated development expenses
  Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs.  Future losses are likely before our operations become profitable.  As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

   Total assets, liabilities, and equity
   Total revenues
   Gross and operating margins
   Labor costs

Accordingly, the proposed business plans described in this registration statement may not either materialize or prove successful and we may never be profitable.  Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

Our officers and directors can exert control over matters requiring stockholder approval.

Our officers and directors beneficially own approximately 73.37% of our outstanding common stock.  These individuals will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Robert W. Burley, our president and treasurer, and Mark Johnson, our vice president, make our management decisions; if we lose their services, our revenues may be reduced.

Robert W. Burley, our President and Treasurer, and Mark Johnson, our Vice President have managed our business. The success of our business is dependent upon the expertise of Robert W. Burley and Mark Johnson.  Because Robert W. Burley our and Mark Johnson are essential to our operations, you must rely on their management decisions.  We have not entered into any agreement with Robert W. Burley and Mark Johnson that would prevent them from ceasing to provide services to our company, nor have we obtained any key man life insurance relating to them.  If we lose their services, we may not be able to find management with comparable experience.  As a result, the loss of Robert W. Burley's or Mark Johnson's services could reduce our revenues.

We are authorized to issue preferred stock which, if issued, may adversely affect or reduce the market price of our common stock.

Our directors are authorized by our articles of incorporation to issue shares of preferred stock without the consent of our shareholders.  Our preferred stock, when issued, may rank senior to common stock with respect to payment of dividends and

PAGE -7-

amounts received by shareholders upon liquidation, dissolution or winding up.  Our directors will set such preferences.  The issuance of such preferred shares and the preferences given the preferred shares, do not need the approval of our shareholders.  The existence of rights, which are senior to common stock, may reduce the price of our common shares.  We do not have any plans to issue any shares of preferred stock at this time.

Because our common stock may considered a penny stock, our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

If our common stock becomes tradable in the secondary market, we may be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks.  These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.  For additional details concerning the disclosure requirements under the penny stock rules, see the section entitled Penny Stock Considerations below.

Certain Nevada corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada.  Certain provisions of Nevada corporation law could adversely affect the market price of our common stock.  Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.  Our articles of incorporation and by-laws contain no similar provisions.

Shares eligible for future sales under Rule 144 if sold could reduce the market price of our shares.

There are 1,294,150 shares of our common stock held by non-affiliates and 3,600,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.  No shares have been sold pursuant to Rule 144 of the Securities Act of 1933.  Of the shares owned by non-affiliates, all were sold in an offering registered with the State of Nevada and thus may be transferred free of any restrictions.  The remaining shares have been held for at least one year may be resold under Rule 144.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed 1% of the then outstanding shares of our common stock.  Trading volume in the common stock during the four calendar weeks preceding such sale.  Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us.  Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

As a result of the provisions of Rule 144, all of the restricted securities could be available for sale in a public market, if developed, 90 days after this registration statement becomes effective, November 25, 2002.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

We occupy 400 square feet of office space located at 2770 S. Maryland Parkway, Suite 402, Las Vegas, Nevada 89109.  Our telephone number is (702) 731-0030.  We began leasing space from Financial Marketing, Inc. in July 2002 on a month to month lease basis at the rate of $400.00 per month.

We have placed a tentative offer to purchase an approximately 9,454 square foot building at  4495 South Pecos Road, Las Vegas, Nevada.  The sellers of the building currently occupy approximately 6,251 square feet and have indicated they would remain as tenants after the sale of their building.  We anticipate that our payments will approximate $1200 per month after receipt of anticipated rental payments from current owners.

PAGE -8-

We believe that our anticipated new facilities will be adequate to meet our current needs.  However, as we continue to implement our business plan, we may need to relocate our headquarters office space.  We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future.

We do not intent to renovate, improve, or develop properties.  We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2002, thus there was no vote of securities holders in 2002.  We anticipate holding an initial annual shareholder meeting in May, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Resales under Rule 144 and otherwise

There are 1,294,150 shares of our common stock held by non-affiliates and 3,600,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.  No shares have been sold pursuant to Rule 144 of the Securities Act of 1933.  Of the shares owned by non-affiliates, all were sold in an offering registered with the State of Nevada and thus may be transferred free of any restrictions.  The remaining shares have been held for at least one year may be resold under Rule 144.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed 1% of the then outstanding shares of our common stock.  Trading volume in the common stock during the four calendar weeks preceding such sale.  Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us.  Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

As a result of the provisions of Rule 144, all of the restricted securities could be available for sale in a public market, if developed, 90 days after this registration statement becomes effective, November 25, 2002.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Holders

As of July 31, 2002, we have 4,894,150 shares of Common Stock issued and outstanding held by 76 shareholders of record.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant.  We are not limited in our ability to pay dividends on our securities.

PAGE -9-

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  Our ability to maintain, attract and integrate internal management, technical information and management information systems;
  Our ability to generate customer demand for our services;
  The intensity of competition; and
  General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

Winfield Financial Group, Inc. was founded under the laws of the state of Nevada on May 2, 2000.

Since our inception we have devoted our activities to the following:

  Raising capital;
  Establishing our business brokerage business; and
  Developing markets for the services we offer.

We intend to act primarily as a business broker, exclusively representing sellers and advising buyers desiring to acquire businesses.  We will target sellers looking to sell their private companies with a sales volume range from $5 to $75 million in revenues.

We have conducted our operations since May 2, 2000.  We are a development stage company.  For the period from inception to December 31, 2002, we generated no revenues and had a loss of $115,205.  We had $14,101 of cash available as of December 31, 2002.  Until we secure our licenses, we anticipate minimal expenses of approximately $1,655 per month, comprised primarily of mortgage payments on our new facility, clerical expenses and website expenses.  We anticipate these expenses to increase to $4,700 per month after we secure our licenses, primarily due to expenses associated with marketing our services to potential clients and referring brokers.  Based upon the foregoing, we believe we have sufficient resources to remain operational until July 2003.  Thereafter, we will need to generate operating revenues or secure other funding in the amount of $15,000 to remain operational for the next 12 months.  In addition, we will need to secure an additional $60,000 to implement our proposed business plan for the next 12 months.  There are no preliminary or definitive agreements or understandings with any party for such financing.

PAGE -10-

We can currently generate revenues through business valuation and business consulting services.  When we receive our real estate licenses in Nevada, anticipated by the end of April, 2003, and in California, Utah and Arizona, anticipated by the end of 2003, we can generate revenues from our planned business broker activities.

We raised $77,206 in net proceeds from a Nevada state registered offering in July 2002.  After payment of amounts due GoPublicToday.com in the amount of $48,410, we intend to use the remaining $20,036 in funds to implement our business plan as follows:

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Licenses Apply and obtain Nevada Real Estate License.	File completed Application and Gain Nevada Real Estate Division Approval.	April 2003	$125
Facilities Locate and Establish Office Facilities.	Review Buildings and sites.	March 2003	$1,500

Information Management System [We use the information management system primarily to build and manage our database of potential clients (Sellers and Buyers]

A)Establish Information Management System.

B)Implement Information Management System.

C)Evaluate Information Management System.

D)Adjust Information Management System.

	Utilizing Standard Information Programs and Hardware. Install Programs and Run Tests. Run Audit Reports and Compare to Physical records. Using Audit Results Adjust Information Management System.	May 2003 May 2003 May 2003 May 2003	$1,500 -0- -0- -0-
Personnel A)Recruiting Associates. [1] B)Training Associates. C)Evaluating Associates.	Utilizing Nation-List International, International Business Brokers Association. First Group of Trained Associates. Review First Group Associates Results. PAGE -11-	September 2003 October 2003 January 2004	$1,100 -0- -0-
Documents A)Design forms, Contracts, Literature and Media Kits. B)Print forms, Contracts, Literature and Media Kits.	Utilize Standard Forms Approved by Legal. Obtain Bids and Contract for Printing.	December 2002 Completed March 2003	-0- $3,000
Policies A)Establish Operation Policies And Procedures. B)Implement Operation Policies and Procedures.	Utilizing Standard Policies and Procedures Approved by Legal. Issue and Distribute Associates' Handbook	December 2002 completed June 2003	-0- $600
Marketing WFG [2] A)Finalize Plan. B)Execute Plan Branding WFG.	Determine percentage of various Media. Place Ads and Other Media	February 2003 July 2003	-0- $5,000
Clients (Sellers & Buyers) A)Implement Client Search. B)Implement Direct Mail Campaign to businesses set forth in acquired lists of potential clients. C)Servicing Clients.

Utilizing Wall Street Journal, BizBuySell.com, International Business Brokers Association our internal database.

Utilizing I-Market and Other Lists for  which contain information about potential business buyers and sellers.

Working with Sellers and Buyers To Structure Deals.

		May 2003 May 2003 February 2003	$1,000 $4,300 -0-
Internet Complete WFG Web Site.	Design and InstallWFG Web Site.	December 2002 completed
Add additional services Pages to Website	Begin the Marketing and Selling Business	May 2003	$850

[1]  We will recruit sales associates who have real estate licenses to list and sell our businesses.  It is anticipated that a maximum of five sales associates will be recruited in 2003 who may possibly be members of Nation-List International,  International Business Brokers Association or other like-kind professional business broker organizations.

PAGE -12-

[2] Nationlist International, International Business Brokers Association, and Dun and Bradstreet Marketplace list potential businesses that may be our clients.  We will obtain information from these sources by purchasing the information from these sources and place it in our database once we become licensed.  We will not have any formal contracts, agreements or commitments with these organizations, other than merely purchasing their lists for use by us.  We will not have any exclusive arrangements with these organizations.  We will not list businesses for sale on websites maintained by these organizations.  We will attempt to secure these businesses as clients by contacting them by e-mail, fax, telephone or regular mail.  In addition, we will contact other brokers who may have clients we can represent.

In order to become profitable, we will still need to secure additional debt or equity funding.  We hope to be able to raise additional funds from an offering of our stock in the future.  However, this offering may not occur, or if it occurs, may not rise the required funding.  There are no preliminary or definitive agreements or understandings with any party for such financing.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so.  Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months.  Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

If any of the steps above are not completed as presented in the preceding milestone table, it could delay the overall schedule and eliminate or reduce 2003 revenues.

ITEM 7.  FINANCIAL STATEMENTS

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

PAGE -13-

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders

  Winfield Financial Group, Inc.

  (A Development Stage Company)

  Las Vegas, Nevada

We have audited the accompanying balance sheet of Winfield Financial Group, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the six months then ended and the year ended June 30, 2002 and for the period from May 2, 2000 (Inception) through December 31, 2002.  These financial statements are the responsibility of Winfield Financial Group's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winfield Financial Group, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the six months then ended and the year ended June 30, 2002 and for the period from May 2, 2000 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC

Houston, Texas

www.malone-bailey.com

March 14, 2003

PAGE -14- F-1

WINFIELD FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2002

ASSETS

Cash	$14,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,600

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock; $.001 par value, 5,000,000 authorized, None issued and authorized	-
Common stock, $.001 par value, 20,000,000 shares Authorized, 4,894,150 shares issued and outstanding	4,894
Additional paid in capital	120,812
Deficit accumulated during the development stage	(115,205)
Total Stockholders' Equity	10,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,101

See accompanying summary of accounting policies

and notes to financial statements.

PAGE -15- F-2

WINFIELD FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Six Months Ended December 31, 2002 and Year Ended June 30, 2002 and Period From May 2, 2000 (Inception) Through December 31, 2002

	Six Months Ended December 31,	Year Ended June 30,	Inception Through December 31,
	2002	2002	2002
General and administrative expenses:
Consulting fees	$44,500	$-	$84,500
Other general and administrative	22,205	1,227	30,705

Net loss	$(66,705)	$(1,227)	$(115,205)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	4,824,274	4,037,000

See accompanying summary of accounting policies

and notes to financial statements.

PAGE -16- F-3

WINFIELD FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY

Six Months Ended December 31, 2002 and Years Ended June 30, 2002 and Period From May 2, 2000 (Inception) Through December 31, 2002

	Common Stock		Additional paid in capital	Deficit accumulated during the development Stage	Total
	Shares	Amount
Issuance of common stock to founders for cash	3,600,000	$3,600	$1,200	$-	$4,800
Issuance of common stock for services	400,000	400	39,600	-	40,000
Net loss	-	-	-	(40,000)	(40,000)
Balance, June 30, 2000	4,000,000	4,000	40,800	(40,000)	4,800
Issuance of common stock for cash	37,000	37	3,663	-	3,700
Net loss	-	-	-	(7,273)	(7,273)
Balance, June 30, 2001	4,037,000	4,037	44,463	(47,273)	1,227
Net loss	-	-	-	(1,227)	(1,227)
Balance, June 30, 2002	4,037,000	4,037	44,463	(48,500)	-
Issuance of common stock for cash	857,150	857	76,349	-	77,206
Net loss	-	-	-	(66,705)	(66,705)
Balance, December 31, 2002	4,894,150	$4,894	$120,812	$(115,205)	$10,500

See accompanying summary of accounting policies

and notes to financial statements.

PAGE -17- F-4

WINFIELD FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2002 and Year Ended June 30, 2002 and Period From May 2, 2000 (Inception) Through December 31, 2002

	Six Months Ended December 31,	Year Ended June 30,	Inception Through December 31,
	2002	2002	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,705)	$(1,227)	$(115,205)
Adjustments to reconcile net deficit to cash used by operating activities:
Common stock issued for services	-		40,000
Net change in:
Accounts payable	3,600	-	3,600
CASH FLOWS USED IN OPERATING ACTIVITIES	(63,105)	(1,227)	(71,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	77,206	-	85,706

NET INCREASE (DECREASE) IN CASH	14,101	(1,227)	14,101
Cash, beg. of period	-	1,227	-
Cash, end of period	$14,101	$-	$14,101

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying summary of accounting policies

and notes to financial statements.

PAGE -18- F-5

WINFIELD FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Winfield Financial Group, Inc. ("Winfield Financial") has been organized to provide consulting services as a business broker.  Winfield Financial was incorporated in the state of Nevada on May 2, 2000.  Winfield Financial will provide consulting services primarily for sellers offering businesses with a sales range of up to approximately $75,000,000 in annual revenues.  Winfield Financial has changed its fiscal year end from June 30 to December 31, effective for the six months ended December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Income Taxes

Winfield Financial accounts for income taxes under the asset and liability approach.  The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  Winfield Financial records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Stock-Based Compensation

Winfield Financial accounts for stock-based compensation under the intrinsic value method.  Under this method, Winfield Financial recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Winfield Financial accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Common stock issued for services are measured at the date of grant and are expensed as the services are performed.

Revenue Recognition

Revenues are recognized from services rendered to buyers and sellers of businesses and or assets.  Revenue is recognized when a firm sales agreement is in place, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.  Winfield Financial will receive a percentage of the total sales or purchase price.

Other revenues are recorded as services are performed.

Basic Loss Per Common Share.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

PAGE -19- F-6

Recent Accounting Pronouncements

Winfield Financial does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Winfield Financial's results of operations, financial position or cash flow.

NOTE 2 - STOCKHOLDERS' EQUITY

The initial authorized capital of Winfield Financial consisted of 20,000,000 shares at $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In July 2002, Winfield Financial issued 857,150 shares of common stock for cash proceeds of $77,206 or $0.10 per share, net of expenses.

In February 2001, Winfield Financial issued 37,000 shares of common stock for cash proceeds of $3,700 or $0.10 per share.

In May 2000, Winfield Financial issued 3,600,000 shares of common stock to Winfield Financial's founders for $4,800 or $0.0013 per share.

In May 2000, Winfield Financial approved entering into various consulting agreements for financial and marketing services, whereby the consultants would be issued 400,000 shares of Winfield Financial's common stock for services to be rendered to Winfield Financial from May 2000 through June 2000.  Winfield Financial recorded consulting expense of $40,000 or the fair value of the services provided.

NOTE 3 - INCOME TAXES

For the six months ended December 31, 2002, Winfield Financial incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $77,000 at June 30, 2002, and will expire in the years 2020 through 2022.

Deferred income taxes consist of the following at December 31:

2002
Long-term:
Deferred tax assets	$ 26,000
Valuation allowance	(26,000)
$ -

NOTE 4 - RELATED PARTY TRANSACTIONS

Winfield Financial neither owns nor leases any real or personal property as of December 31, 2002.  An officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will stay involved in other business activities in the future.  If a specific business opportunity becomes available, such persons may face a conflict of interest.  A policy for handling such a conflict has not yet been formulated.

Winfield Financial entered into a month-to-month lease for office space beginning July 2002 with an affiliated entity of the President for $400 per month.  Rent expense was $2,400 for the six months ended December 31, 2002.

PAGE -20- F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

NAME	AGE	POSITION

Robert Burley	57	President, Treasurer, Chief Executive Officer and Director

Linda Burley	54	Secretary

Dr. Thomas Guthrie	55	Director

Mark Johnson	39	Vice President and Director

Daniel Geiger	58	Director

Mr. Burley has been President, Treasurer, Director, and CEO since our inception.  Mr. Burley has been President and Corporate Broker for Financial Marketing, Inc. since January 1981 and oversees the management team of FMI.  The firm has a primary role of as a Business Broker handling the marketing and sale of small local businesses.  The firm is also involved in business consulting and business valuation.  Robert E. Hart will take over the daily operations of FMI as Vice President and Corporate Broker in December 2003 relieving Mr. Burley of the daily company management.  Mr. Burley now applies 75% of time to Winfield and 25% to FMI.  It is estimated that once Mr. Hart becomes broker for FMI, Mr. Burley will apply 95% to Winfield and 5% to FMI.  He holds a license as Corporate Real Estate Broker issued by Nevada Real Estate Division.  In 1972 he received a Bachelor of Science degree from Ohio University, Athens Ohio.

Linda Burley has been our secretary since inception.  She devotes a minimum time to our business.  She joined The MGM Grand Hotel in March 2000 as National Sales Manager.  She was promoted to Senior National Sales Manager in January 2002 and currently holds that position.  Her responsibilities include securing convention business for The MGM Grand Hotel and specializes in corporate accounts located in The Northeast United States with emphasis in the pharmaceutical and insurance industries.  Prior to joining The MGM Grand, Ms. Burley was National Sales Manager for The Mandalay Bay Resort from September 1998 to March 2000.  Prior to this position, she held the position for Alexis Park Resort from August 1988 to September 1998, working as Vice President of Sales & Marketing for that company during her last 5 years.  She currently holds the designation of "Certified Meeting Professional," a designation offered through the Convention Industry Council, and has held that designation for five years.  She is currently enrolled at the University of Nevada, Las Vegas and working towards a Bachelor of Arts degree in Communications.

Mark D. Johnson is Vice President of Winfield Financial Group and began by joining Financial Marketing, Inc. with a Nevada Real Estate Broker/Salesman's license in May of 2000 and became a director of Winfield Financial Group, Inc. in January of 2002.  From September of 1997 until May of 2000, Mr. Johnson was the managing partner of Taylor-Johnson LLC, the Dealer Development operators of a Ford Dealership in the State of Washington.  Along with being the managing partner, Mr. Johnson was the day to day operator of the dealership and held a license as a new car dealer in the State of Washington.  From May of 1986 to September of 1997, Mr. Johnson was a licensed automobile dealer and owner of Cascade 4 Wheel Drive, Inc., a truck dealership, in Seattle Washington.  Mr. Johnson attended Eastern Washington University from September of 1981 unto May of 1986 as a Finance Major and a Computer Science Minor.  Mr. Johnson is in the process of converting his Nevada Real Estate Broker/Salesman license to become the Corporate Broker to be completed by April 2003.

Dr. Thomas Guthrie is President and CEO of Southern Nevada Certified Development Company, a federally licensed regionally certified economic development investment-banking firm that he formed and has worked continually since January 1983.  He served as Chairman of the Nevada Delegation on the White House Conference on Small Business in July 1995.  He received a Bachelor of Arts in Psychology and Education in September of 1976, MBA September of 1983 and a Doctor of Letters Degree in September of 1992 all from Clayton University.

PAGE -21-

Daniel C. Geiger joined us in August of 2002.  Since January, 1991 he has been President of Master Plan, Inc., a Las Vegas, NV consulting firm offering software to the construction industry, as well as tax and accounting assistance to various small businesses in a variety of fields.  Mr. Geiger graduated from Northeastern School of Commerce, Bay City, and Michigan in September 1965 with an accounting major.

Directors serve for a one-year term.

Our bylaws currently provide for a board of directors comprised of a minimum of 3 directors.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Family Relationships

Robert W. Burley, President, Treasurer, CEO and Linda B. Burley, Secretary are husband and wife.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2002 beneficial owners complied with Section 16(a) filing requirements applicable to them to the extent they had no trading activity in 2002.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation paid to Mr. Burley, our current president and CEO.  No other executive officer received compensation in excess of $60,000 during that period.

Name	Position	Year	Compensation
Robert W. Burley	President, Treasurer and CEO	2000,2001 & 2002	$0

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to this individual during these periods.

We currently have no agreements to pay compensation to any of our executive officers

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings.

PAGE -22-

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control of our company.

Name and Address	Number of Shares	Percentage of Shares Issued
Robert Burley [1] 2202 Marlboro Drive, Henderson, NV 89014	3,540,000	72.34%
Linda Burley [1] 2202 Marlboro Drive, Henderson, NV 89014	3,540,000	72.34%
Mark Johnson 864 Spruce Ridge Drive, Stewart, FL 34994	50,000	1.03%

All officers and directors as a group [3 persons]	3,590,000	73.37%
GoPublicToday.com, Inc. Stephen Brock, President [2] 500 N. Rainbow Blvd. Suite 300 Las Vegas, NV 89107	400,000	8.17%

[1]  Includes 2,325,000 shares held by Mr. Burley; 1,015,000 shares held by Linda Burley and 200,000 shares held by Financial Marketing Inc.  Robert W. Burley, President, Treasurer, CEO and Linda B Burley, Secretary are husband and wife.  Robert W. Burley owns 9.1% of the stock of FMI.  Linda B. Burley also owns 8.1% of the stock of FMI.  Excludes two 5,000 share blocks of stock owned each by Jason E. Burley and Brandon R. Burley both of which are adult children of Robert W. and Linda B. Burley.  Jason E. Burley and Brandon R. Burley do not reside with Mr. and Mrs. Burley.

[2]  Mr. Stephen Brock is the natural person that controls GoPublicToday.com, Inc.

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 4,894,150 shares of common stock outstanding as of December 31, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Winfield Financial Group does not own any real or personal property.  Financial Marketing, Inc. has provided office services at a monthly fee of $400.00 on a month to month basis.

The officers and directors are involved in other business activities and most likely will stay involved in other business activities in the future.  If a specific business opportunity becomes available, such persons may face a conflict of interest.  A policy for handling such a conflict has not yet been formulated.  Under Nevada law, in general related party transactions in which there is a conflict of interest require disclosure of the conflict approval of a majority of the disinterested directors.

PAGE -23-

Financial Marketing, Inc. as a licensed Nevada real estate brokerage handles the sale of small businesses, mean businesses with less than $5,000,000 in annual revenues.  As we intend to concentrate on businesses with more than $5,000,000 in annual revenues, we do not believe we will be in competition with FMI.  Robert W. Burley owns 9.1% of the stock of FMI.  Linda B. Burley also owns 8.1% of the stock of FMI.  Mr. Burley has been President and Corporate Broker for FMI since January 1981 and oversees the management team of FMI.  Mr. Johnson owns no stock in FMI.  He has been a broker with FMI since May 2000.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons.  Also, we have not had any transactions with any promoter.  We are not a subsidiary of any company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

None. - Not Applicable.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PAGE -24-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winfield Financial Group, Inc.
(Registrant)

Signature	Title	Date

/s/ Robert W. Burley	Chief Executive Officer, Chief Accounting Officer and	March 31, 2003
Robert W. Burley	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Burley	President, Chief Executive Officer,	March 31, 2003
Robert W. Burley	Chief Financial Officer and Director

/s/ Linda Burley	Secretary	March 31, 2003
Linda Burley

/s/ Dr. Thomas Guthrie	Director	March 31, 2003
Dr. Thomas Guthrie

/s/ Mark Johnson	Vice President	March 31, 2003
Mark Johnson	Director

/s/ Daniel Geiger	Director	March 31, 2003
Daniel Geiger

PAGE -25-

CERTIFICATIONS

I, Robert W. Burley, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Winfield Financial Group, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this annual report.

4.    I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

(i)   Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

(ii)  Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2002 ["Evaluation Date"]; and

(iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)   All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and

(ii)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

6.    I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ Robert W. Burley

     Robert W. Burley

     Chief Executive Officer

     Chief Financial Officer

-PAGE-