Form 10KSB/A
period 2002-12-31
WINFIELD FINANCIAL GROUP INC
filed 2003-06-20
CIK 1192069

ANNUAL REPORT

                        UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        Form 10-KSB/A

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended December 31, 2002

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


    For the Transition Period from July 1, 2002 to December 31, 2002.

Commission File Number 000-50014


                     WINFIELD FINANCIAL GROUP, INC.
                  -----------------------------------
             (Name of small business issuer in its charter)

        Nevada                                      88-0478644
     -----------                           ----------------------------
   (State or other                   (I.R.S. employer identification number)
   jurisdiction of
   incorporation or
    organization)

  2770 S. Maryland Parkway, Ste. 402, Las Vegas, NV              89109
  -------------------------------------------------            ---------
      (Address of principal executive offices)                 (Zip code)


Issuer's telephone number: (702) 731-0030

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class                  Name of each exchange on which registered

-----------------------------        -----------------------------------------

-----------------------------        -----------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                            COMMON
                      ---------------------
                        (Title of class)


                      ---------------------
                        (Title of class)






                          PAGE -cover-





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

The  number  of shares outstanding of each of  the  issuer's
classes  of  common  equity,  as  of   March  31,  2003  was
4,894,150.
---------

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


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]
























                          PAGE -i-












PART I........................................................... 3

ITEM 1.  BUSINESS.................................................3

ITEM 2.  DESCRIPTION OF PROPERTY..................................12

ITEM 3.  LEGAL PROCEEDINGS........................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS..................................................13

PART II...........................................................13

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..................................................13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION................................................14

ITEM 7.  FINANCIAL STATEMENTS.....................................17

INDEPENDENT AUDITORS' REPORT......................................18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE......................25

PART III..........................................................25

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT......................................25

ITEM 10. EXECUTIVE COMPENSATION...................................26

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
         SECURITY HOLDERS.........................................27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........27

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.........................27

SIGNATURES........................................................30














                          PAGE -ii-





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

Winfield intends to operate as a business broker, primarily representing sellers and offering its clients' businesses for sale. It will be limiting its business to asset sale transactions and not transactions in which businesses are sold through the sale of stock, which will be disclosed on our website. In other words, the company may list all or substantially all of its assets for sale. It may not sell its business through the sale of stock. As such, the buyers will not acquire any of the outstanding securities of a business in conjunction with the asset purchase. Upon a sale of all or substantially all the assets of a business, the shareholders of that business will continue to own all the shares of a shell corporation. Further, it would be likely that the seller corporation would be required under state law to obtain shareholder approval for such sale.

A buyer who is purchasing all or substantially all of the assets of a business in these asset purchase transactions may give to the seller a promissory note secured by the assets being acquired as partial consideration for the purchase of the assets. The notes will not be convertible.




                          PAGE -3-





Winfield intends to advertise its clients' companies assets for sale through a variety of media, including the internet, newspapers and trade journals.

We have conducted our operations since May 2, 2000.  We are
a development stage company.  For the period from inception
to  March 31, 2003, we generated no revenues and had a loss
of $120,893.   We had  $6,813 of cash available as of March
31, 2003. Nevertheless, our management has significant experience in the business brokerage business in which we intend to engage.

Since our inception we have devoted our activities to the following:

Obtaining required licenses

  During 2002 and into 2003 we are in the process of applying for the Nevada real estate license and have researched the required licenses in California, where we anticipate commencing operations, and have also researched requirements with Utah and Arizona where we next anticipate commencing operations. All of these states have no separate business brokers' licenses; instead they require business brokers to be licensed real estate brokers. These applications for California, Utah and Arizona will be filed in late 2003.

  We have scheduled an associate to obtain California Real Estate license, required for business brokers in California, in on or before December 2003. We received our Nevada Real Estate license in June 2003. We are currently researching whether a Broker or a Corporate Broker license is required.

  As we have not yet been granted the requisite licenses, we have not represented any sellers or buyers to date.
  Further, we will not retain securities broker-dealers in pursuit of our business plan.

Locating facilities


     Since our inception we have shared office space with Financial Marketing, Inc. During this time we have actively reviewed building sites and existing buildings from 10,000 square feet to 30,000 square feet but have not identified any location for acquisition.




                          PAGE -4-





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




                          PAGE -5-





     * Listings of businesses for sale including a simple summary of the inventories, equipment, general financial information and sales price for each business listing

     * Information concerning basic procedures of selling, tips on organizing a business to sell, general methods of estimating approximate sales price and a business survey to begin the process.

     *    Information concerning our management and brokers

When  we  commence  active  operations,  Winfield  Financial
Group, Inc. will offer our clients and customers the following services.

  * We intend to operate as a business broker, primarily representing sellers and offering our client's businesses as an asset sale. We will advise our clients concerning negotiating terms of these sales but the responsibility for negotiating these terms will remain with the client. Although we do provide business valuation services as described below, we will not provide these services in connection with our representation of sellers in the sale of their businesses. Further, we will not assist buyers in obtaining financing. We will focus on business transactions with a sales volume range from $5 to $75 million in revenues.

* We will also provide, on an infrequent basis, buyer services to include, but not limited to, buyer-broker agreements and individual business searches, consulting, and negotiations in asset sale transactions.

Our revenues are primarily generated from receipt of fees based on the price of a completed business asset sale transactions.

Our fee structure will be as follows:

* Five percent of the first two million dollars of a transaction's total sales price; plus
* Four percent of the second two million dollars of a transaction's total sales price; plus
* Three percent of the third two million dollars of a transaction's total sales price; plus
* Two percent of the fourth two million dollars of a transaction's total sales price; plus
* One percent of a transaction's total sales price thereafter.

When we represent buyers, although infrequently, we will generate revenues from receipt of fees on the same schedule as above.




                          PAGE -6-





In addition, we intend to offer business valuations as a special consulting service for buyers and sellers.

The fee for each business appraisal will be based on the scope of the engagement, as follows

*  Letter of Valuation                                          $800
*  Letter of Valuation and Backup Financials                  $2,600
*  Letter of Valuation, Backup Financials and Demographics    $6,000

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

Development Activities

We expended approximately $40,000 during year ended
December 31, 2000 and nothing in year ended December 31, 2001 on development activities.

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

Our current and potential competitors are primarily local offices of larger, more established organizations, such as:

  *    Nevada First Business Brokers
  *    Webster Business Group
  *    Sunbelt Business Brokers

Although unlike these companies, we are a development stage company; however we intend to compete with these local offices of larger, more established business brokerage firms through the extensive background and experience of our management in this industry.




                          PAGE -7-





Regulation

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

We received our Nevada Real Estate license in June 2003.

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




                          PAGE -8-





RISK FACTORS

Our poor financial condition means that you will be unable to determine whether we will become profitable. If we do not generate operating revenues or raise funding from other sources, we will have to cease operations in August 2003.

We have conducted our operations since May 2, 2000. We are a development stage company. For the period from inception to March 31, 2003, we generated no revenues and had a loss of $120,893. We had $6,813 of cash available as of March 31, 2003. Until we secure our real estate licenses, we anticipate expenses of a maximum of $1,195 per month, comprised primarily of printing costs of $290, on going computer programming and testing of $450, rent of $400 and website expenses of $55 consisting of hosting fees. With these overhead expenses and working only as consultants and without the real estate licenses we can continue operations for approximately 7 months of operations without additional funds through October 2003. We estimate these expenses to increase to $4,700 per month after we secure our real estate licenses primarily due to expenses associated with marketing our services to potential clients and referring brokers. Obtaining the real estate licenses in Nevada will allow operations to continue through August 2003. Thereafter, we will need to generate operating revenues or secure other funding in the amount of $32,900 to remain operational until April 1, 2004.

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




                          PAGE -9-





* Inability to raise necessary revenue to operate for the next 12 months or thereafter
* Advertising and marketing costs that may exceed our current estimates
*    Unanticipated development expenses
* Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

*     Total assets, liabilities, and equity
*     Total revenues
*     Gross and operating margins
*     Labor costs

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




                          PAGE -10-





We are authorized to issue preferred stock which, if issued, may adversely affect or reduce the market price of our common stock.

Our   directors   are   authorized  by   our   articles   of
incorporation to issue shares of preferred stock without the consent of our shareholders. Our preferred stock, when issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares, do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any shares of preferred stock at this time.

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




                          PAGE -11-





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




                          PAGE -12-





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




                          PAGE -13-





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


  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                          OPERATION
Forward Looking Statements
Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  * Our ability to maintain, attract and integrate internal management, technical information and management information systems;
  *   Our ability to generate customer demand for our services;
  *   The intensity of competition; and
  *   General economic conditions.

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

Plan of Operation

Winfield Financial Group, Inc. was founded under the laws of the state of Nevada on May 2, 2000.
Since our inception we have devoted our activities to the following:

  *    Raising capital;
  *    Establishing our business brokerage business; and
  *    Developing markets for the services we offer.

We intend to act primarily as a business broker, exclusively representing sellers and advising buyers desiring to acquire businesses. We will target sellers looking to sell their private companies with a sales volume range from $5 to $75 million in revenues.

We have conducted our operations since May 2, 2000. We are a development stage company. For the period from inception to March 31, 2003, we generated no revenues and had a loss of $120,893. We had $6,813 of cash available as of March 31, 2003. Until we secure our real estate licenses, we anticipate expenses of a maximum of $1,195 per month, comprised primarily of printing costs of $290, on going computer programming and testing of $450, rent of $400 and website expenses of $55 consisting of hosting fees. With these overhead expenses and working only as consultants and without the real estate licenses we can continue operations for approximately 7 months of operations without additional funds through October 2003. We estimate these expenses to increase to $4,700 per month after we secure our real estate licenses primarily due to expenses associated with marketing our services to potential clients and referring brokers. We anticipate we will obtain our real estate licenses July 2003. Obtaining the real estate licenses will allow operations to continue through August 2003. Thereafter, we will need to generate operating revenues or secure other funding in the amount of $32,900 to remain operational until April 1, 2004. There are no preliminary or definitive agreements or understandings with any party for such financing.





                          PAGE -14-




We   can   currently  generate  revenues  through   business
valuation and business consulting services. As we received our real estate license in Nevada, we can generate revenues from our planned business broker activities.

We raised $77,206 in net proceeds from a Nevada state registered offering in July 2002. After payment of amounts due GoPublicToday.com in the amount of $48,410, we intend to use the remaining $20,036 in funds to implement our business plan as follows:

------------------------------------------------------------------------------
Milestone or Step     Expected Manner of    Date When Step Should     Cost of
                   Occurrence or Method of     be Accomplished      Completion
                         Achievement
------------------------------------------------------------------------------
         Licenses
         --------            File completed
 Apply and obtain           Application and             May 2003        $125
      Nevada Real          Gain Nevada Real            Completed
  Estate License.           Estate Division         June 5, 2003
                                   Approval
------------------------------------------------------------------------------
       Facilities
       ----------      Review Buildings and
       Locate and                    sites.       September 2003      $1,500
        Establish
           Office
      Facilities.
------------------------------------------------------------------------------
      Information
Management System
-----------------
      [We use the
      information
management system
     primarily to
 build and manage
  our database of
potential clients
     (Sellers and        Utilizing Standard             May 2003      $1,500
          Buyers]               Information            Completed

     A) Establish    Programs and Hardware.
      Information
       management  Install Programs and Run             May 2003
          System.                    Tests.            Completed         -0-

      B)Implement
      Information                                       May 2003
       Management         Run Audit Reports            Completed
          System.   And Compare to Physical                              -0-
                                   records.
       C)Evaluate                                       May 2003
      Information                                      Completed
       Management       Using Audit Results
          System.                    Adjust                              -0-

                     Information Management
         D)Adjust                   System.
      Information
       Management
          System.
------------------------------------------------------------------------------




                          PAGE -15-




------------------------------------------------------------------------------
        Personnel     Utilizing Nation-List
        ---------            International,
     A)Recruiting    International Business       September 2003      $1,100
  Associates. [1]                   Brokers
                               Association.
       B)Training
      Associates.    First Group of Trained
                                Associates.         October 2003         -0-
     C)Evaluating
      Associates.        Review First Group
                        Associates Results.         January 2004         -0-
------------------------------------------------------------------------------
        Documents
        ---------
  A)Design forms,
       Contracts,          Utilize Standard        December 2002         -0-
   Literature and         Forms Approved by            Completed
      Media Kits.                    Legal.

   B)Print forms,           Obtain Bids and             May 2003     $290 per
       Contracts,    Contract for Printing.            Completed        month
   Literature and
      Media Kits.
------------------------------------------------------------------------------
         Policies
         --------        Utilizing Standard
      A)Establish   Policies and Procedures        December 2002         -0-
        Operation        Approved by Legal.            completed
         Policies
  And Procedures.      Issue and Distribute
                       Associates' Handbook            July 2003        $600
      B)Implement
        Operation
     Policies and
      Procedures.
------------------------------------------------------------------------------
Marketing WFG [2]
-------------
 A)Finalize Plan.   Determine percentage of
                             various Media.        February 2003         -0-
   B)Execute Plan       Place Ads and Other            Completed
     Branding WFG                     Media                           $5,000
                                                       July 2003
------------------------------------------------------------------------------
          Clients
          -------
       (Sellers &            Utilizing Wall
          Buyers)           Street Journal,
                            BizBuySell.com,            July 2003      $1,000
      A)Implement    International Business
   Client Search.                   Brokers
                   Association our internal
                                  database.




                                     PAGE -16-




                     Utilizing I-Market and            July 2003      $4,300
     B) Implement           Other Lists for
      Direct Mail             which contain
      Campaign to         information about
   businesses set        potential business
forth in acquired       buyers and sellers.
         lists of
        potential      Working with Sellers
         clients.             and Buyers To
                            Structure Deals.

                                                    Upon issuance        -0-
                                                    of required
                                                    licenses,
                                                    License obtained
      C)Servicing                                   June 5, 2003,
         Clients.                                   beginning
                                                    solicitation of
                                                    Business Listings
                                                    to sell
------------------------------------------------------------------------------
         Internet
         --------
 Complete WFG Web        Design and Install        December 2002
            Site.             WFG Web Site.            Completed
------------------------------------------------------------------------------
   Add additional   Begin the Marketing and            July 2003        $850
services Pages to          Selling Business
          Website
------------------------------------------------------------------------------

  [1] We will recruit sales associates who have real estate licenses to list and sell our businesses. It is anticipated that a maximum of five sales associates will be recruited in 2003 who may possibly be members of Nation-List International, International Business Brokers Association or other like-kind professional business broker organizations.




                          PAGE -17-





[2] Nationlist International, International Business Brokers Association, and Dun and Bradstreet Marketplace list potential businesses that may be our clients. We will obtain information from these sources by purchasing the information from these sources and place it in our database once we become licensed. We will not have any formal contracts, agreements or commitments with these organizations, other than merely purchasing their lists for use by us. We will not have any exclusive arrangements with these organizations. We will not list businesses for sale on websites maintained by these organizations. We will attempt to secure these businesses as clients by contacting them by e-mail, fax, telephone or regular mail. In addition, we will contact other brokers who may have clients we can represent. These businesses are free to list their assets on other websites or with other entities after we acquire the lists.

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

                ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                     PAGE

Independent Auditor's Report                         F-1

Balance Sheets                                       F-2

Income Statements                                    F-3

Statement of Stockholders' Equity                    F-4

Statement of Cash Flows                              F-5

Footnotes                                         F-6 - F-8




                          PAGE -18-





                INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
  Winfield Financial Group, Inc.
  (A Development Stage Company)
  Las Vegas, Nevada

We have audited the accompanying balance sheet of Winfield
Financial Group, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the six months then ended and the year ended
June 30, 2002 and for the period from May 2, 2000
(Inception) through December 31, 2002. These financial statements are the responsibility of Winfield Financial's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Winfield has incurred losses of $115,205 form its inception.
Winfield will require additional working capital to develop its business until Winfield either (1) restart operations and achieve a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtain additional financing. These conditions raise substantial doubt about Winfield's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 14, 2003, except for Note 2, which is as of April 23, 2003




                          PAGE-19- F1




               WINFIELD FINANCIAL GROUP, INC.
                (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET
                      December 31, 2002

                       ASSETS

Cash                                                          $14,101
                                                            ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                             $3,600
                                                            ----------
Commitments

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000
authorized,                                                         -
    None issued and authorized
  Common stock, $.001 par value, 20,000,000 shares
    Authorized, 4,894,150 shares issued and                     4,894
outstanding
Additional paid in capital                                    120,812
Deficit accumulated during the development stage            (115,205)
                                                            ----------
  Total Stockholders' Equity                                   10,501
                                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $14,101
                                                            ==========

See accompanying summary of accounting policies and notes to financial statements.















                          PAGE-20- F2




               WINFIELD FINANCIAL GROUP, INC.
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF OPERATIONS
 Six Months Ended December 31, 2002 and Year Ended June 30,
    2002 and Period From May 2, 2000 (Inception) Through
                      December 31, 2002

                                   Six Months                      Inception
                                      Ended         Year Ended      Through
                                  December 31,       June 30,     December 31,
                                      2002             2002           2002
                                 --------------   -------------   ------------
General and administrative
expenses:
  Consulting fees                     $44,500             $-        $84,500
  Other general and                    22,205          1,227         30,705
administrative                   --------------   -------------   ------------

Net loss                            $(66,705)       $(1,227)     $(115,205)
                                 ==============   =============   ============
Net loss per share:
  Basic and diluted                   $(0.01)        $(0.00)
                                 ==============   =============
Weighted average shares
outstanding:
  Basic and diluted                 4,824,274      4,037,000
                                 ==============   =============


See accompanying summary of accounting policies and notes to financial statements.




















                          PAGE-21- F3





               WINFIELD FINANCIAL GROUP, INC.
                (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF STOCKHOLDERS' EQUITY
 Six Months Ended December 31, 2002 and Years Ended June 30,
    2002 and Period From May 2, 2000 (Inception) Through
                      December 31, 2002

                                                          Deficit
                                                        accumulated
                                          Additional     during the
                      Common Stock          paid in     development
                  ---------------------     capital        Stage        Total
                    Shares      Amount
                  ----------   --------   ----------   -------------   -------
Issuance of
common
  stock to        3,600,000     $3,600      $1,200             $-       $4,800
founders
  for cash

Issuance of
common              400,000        400      39,600              -       40,000
  stock for
services

Net loss                  -          -           -       (40,000)     (40,000)
                  ----------   --------   ----------   -------------   -------
Balance,
  June 30, 2000   4,000,000      4,000      40,800       (40,000)        4,800

Issuance of
common               37,000         37       3,663              -        3,700
  stock for cash

Net loss                  -          -           -        (7,273)      (7,273)
                  ----------   --------   ----------   -------------   -------
Balance,
  June 30, 2001   4,037,000      4,037      44,463       (47,273)        1,227

Net loss                  -          -           -        (1,227)      (1,227)
                  ----------   --------   ----------   -------------   -------
Balance,
  June 30, 2002   4,037,000      4,037      44,463       (48,500)            -

Issuance of
common              857,150        857      76,349              -       77,206
  stock for cash

Net loss                  -          -           -       (66,705)     (66,705)
                  ----------   --------   ----------   -------------   -------
Balance,
  December 31,    4,894,150     $4,894    $120,812     $(115,205)      $10,500
2002              ==========   ========   ==========   =============   =======



See accompanying summary of accounting policies and notes to financial statements.






                          PAGE-22- F4




               WINFIELD FINANCIAL GROUP, INC.
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CASH FLOWS
 Six Months Ended December 31, 2002 and Year Ended June 30,
    2002 and Period From May 2, 2000 (Inception) Through
                      December 31, 2002

                                     Six Months       Year       Inception
                                       Ended         Ended        Through
                                    December 31,    June 30,    December 31,
                                        2002          2002          2002
                                    ------------   ----------   ------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                           $(66,705)      $(1,227)     $(115,205)
  Adjustments to reconcile net
deficit
  to cash used by operating
  activities:
    Common stock issued for                  -             -         40,000
services
Net change in:
  Accounts payable                       3,600             -          3,600
                                    ------------   ----------   ------------
CASH FLOWS USED IN OPERATING
ACTIVITIES                            (63,105)       (1,227)       (71,605)
                                    ------------   ----------   ------------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Issuance of common stock for          77,206             -         85,706
cash                                ------------   ----------   ------------

NET INCREASE (DECREASE) IN CASH         14,101       (1,227)         14,101
Cash, beg. of period                         -         1,227              -
                                    ------------   ----------   ------------
Cash, end of period                    $14,101            $-        $14,101
                                    ============   ==========   ============
SUPPLEMENTAL CASH FLOW
INFORMATION:
Interest paid                               $-            $-             $-
Income tax paid                             $-            $-             $-

See accompanying summary of accounting policies and notes to financial statements.















                          PAGE-23- F5




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




                          PAGE-24- F6




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


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Winfield has historically incurred losses, and through December 31, 2002 has incurred losses of $115,205 from its inception. Because of these historical losses, Winfield will require additional working capital to develop its business operations.

Winfield intends to raise additional working capital through private placements, public offerings and/or bank financing.
As of March 14, 2003, Winfield is in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that Winfield will be able to either
(1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Winfield's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Winfield will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Winfield. If adequate working capital is not available Winfield may not increase its operations.

These conditions raise substantial doubt about Winfield's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Winfield be unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

The initial authorized capital of Winfield Financial consisted of 20,000,000 shares at $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.




                          PAGE-25- F7




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

NOTE 4 - INCOME TAXES

For the six months ended December 31, 2002, Winfield Financial incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $77,000 at June 30, 2002, and will expire in the years 2020 through 2022.

Deferred income taxes consist of the following at December 31:

                                   2002
  Long-term:                    ---------
    Deferred tax assets         $ 26,000
    Valuation allowance          (26,000)
                                ---------
                                $      -
                                ---------

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Winfield has an oral arrangement with Financial Marketing, Inc., a shareholder, who has agreed to make a capital contribution of $50,000 to Winfield to reimburse fees paid to meet its obligation with GoPublicToday.com.




                          PAGE-26- F8




    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None--Not Applicable


                          PART III

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                        EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

NAME                    AGE      POSITION
------------------    -------    --------------------------------

Robert Burley           57       President,  Treasurer, Chief
                                 Executive  Officer  and Director

Linda Burley            54       Secretary

Dr. Thomas Guthrie      55       Director

Mark Johnson            39       Vice President and Director

Daniel Geiger           58       Director


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




                          PAGE -27-





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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2002 beneficial owners complied with Section 16(a) filing requirements applicable to them to the extent they had no trading activity in 2002. Form 5's have now been filed.

              ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation paid to Mr.
Burley, our current president and CEO. No other executive officer received compensation in excess of $60,000 during that period.

Name                 Position           Year              Compensation
----------------     --------------     ------------      ------------
Robert W. Burley     President,         2000,2001 &       $0
                     Treasurer and      2002
                     CEO

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to this individual during these periods.

We currently have no agreements to pay compensation to any of our executive officers.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some
Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings.




                          PAGE -28-





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

Name and Address             Number of Shares      Percentage of Shares Issued
------------------------------------------------------------------------------

Robert Burley [1]                3,540,000                 72.34%
2202 Marlboro Drive,
Henderson, NV 89014

Linda Burley [1]                 3,540,000                 72.34%
2202 Marlboro Drive,
Henderson, NV 89014

Mark Johnson                        50,000                  1.03%
864 Spruce Ridge Drive,
Stewart, FL 34994
------------------------------------------------------------------------------

All officers and directors as    3,590,000                 73.37%
a group [3 persons]
------------------------------------------------------------------------------


GoPublicToday.com, Inc.            400,000                  8.17%
Stephen Brock, President [2]
500  N.  Rainbow  Blvd.
Suite 300
Las Vegas, NV 89107
------------------------------------------------------------------------------

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




                          PAGE -29-





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




















                          PAGE -30-





                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Winfield Financial Group, Inc.
               ------------------------------
                        (Registrant)


     Signature                   Title                          Date
   ------------             ---------------                 ----------


/s/ Robert W. Burley     Chief Executive Officer           June 19, 2003
--------------------     Chief Accounting Officer
Robert W. Burley         and Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                   Title                          Date
   ------------             ---------------                 ----------


/s/ Robert W. Burley           President,                  June 19, 2003
--------------------     Chief Executive Officer
Robert W. Burley         and Chief Financial Officer


/s/ Dr. Thomas Guthrie         Director                    June 19, 2003
----------------------
Dr. Thomas Guthrie


/s/ Mark Johnson               Director                    June 19, 2003
----------------
Mark Johnson


/s/ Daniel Geiger              Director                    June 19, 2003
-----------------
Daniel Geiger









                          PAGE -31-





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

Date:  June 19, 2003

/s/ Robert W. Burley
---------------------
     Robert W. Burley
     Chief Executive Officer
     Chief Financial Officer




                           -PAGE-