Form 10QSB/A
period 2003-03-31
WINFIELD FINANCIAL GROUP INC
filed 2003-06-20
CIK 1192069

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003
Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50014

                 WINFIELD FINANCIAL GROUP, INC.
             -------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                         88-0478644
       -----------------                ------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)                  No.)


        2770 S. Maryland Parkway, Ste.
           402, Las Vegas, NV                        89109
   ------------------------------------             --------
 (Address of principal executive offices)          (Zip Code)

                         (702) 731-0030
                  ---------------------------
       (Registrant's telephone number, including area code)

                               N/A
                      ---------------------
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             4,894,150




                              PAGE-1-




                  WINFIELD FINANCIAL GROUP, INC.


                         Table of Contents


                                                                       Page

PART I - FINANCIAL INFORMATION                                           3

  Item 1. Financial Statements

    Balance Sheet                                                        4

    Statement of Operations                                              5

    Statement of Cash Flows                                              6

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                  8

  Item 3. Controls and Procedures

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities

  Item 3. Defaults upon Senior Securities.

  Item 4. Submission of Matters to a Vote of Security Holders.

  Item 5. Other Information.

                                                                        13

  Item 6. Exhibits                                                      13

SIGNATURES                                                              14

CERTIFICATIONS                                                          14

















                              PAGE-2-





                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements







































                              PAGE-3-





                  WINFIELD FINANCIAL GROUP, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                          March 31, 2003
                            (Unaudited)

          ASSETS

Cash                                                       $6,813
                                                       =============

          LIABILITIES

Accounts payable                                           $2,000
                                                       -------------

          STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 5,000,000 shares
authorized,
  none issued and outstanding
Common stock, $.001 par value, 20,000,000 shares
  authorized, 4,894,150 shares issued and
outstanding                                                 4,894
Paid in capital                                           120,812
Deficit accumulated during the development stage         (120,893)
                                                       -------------
     Total Stockholders' Deficit                            4,813
                                                       -------------
          TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT        $6,813
                                                       =============























                              PAGE-4-





                  WINFIELD FINANCIAL GROUP, INC.
                   (A Development Stage Company)
                      STATEMENTS OF EXPENSES
      For the Three Months Ended March 31, 2003 and 2002 and
              the Period From May 2, 2000 (Inception)
                      Through March 31, 2003
                            (Unaudited)


                                                                  Inception
                                                                   Through
                                        2003          2002         March 31,
                                                                    2003
                                   ------------------------------------------

Administrative expenses                 $5,688           $43       $120,893
                                   ------------------------------------------
Net loss                               $(5,688)         $(43)     $(120,893)
                                   ==========================================

Basic and diluted net loss per
common share                            $(0.00)       $(0.00)

Weighted average common shares
outstanding                          4,894,150     4,037,000



























                              PAGE-5-





                  WINFIELD FINANCIAL GROUP, INC.
                   (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
      For the Three Months Ended March 31, 2003 and 2002 and
              the Period From May 2, 2000 (Inception)
                      Through March 31, 2003
                            (Unaudited)


                                                                Inception
                                                                 Through
                                       2003         2002      March 31, 2003
                                   -------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                           $(5,688)        $(43)       $(120,893)
  Adjustments to reconcile net
loss to cash used in operating
activities:
    Stock issued for services
  Changes in:                                                       40,000
    Accounts payable                  (1,600)                        2,000
                                   -------------------------------------------
NET CASH USED IN OPERATING
ACTIVITIES                            (7,288)         (43)         (78,893)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Issuance of common stock for
cash                                                                85,706
                                   -------------------------------------------
NET CHANGE IN CASH                    (7,288)         (43)           6,813
  Cash balance, beginning             14,101           86                0
                                   -------------------------------------------
  Cash balance, ending                $6,813          $43           $6,813
                                   ===========================================

















                              PAGE-6-





                  WINFIELD FINANCIAL GROUP, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Winfield Financial Group, Inc. ("Winfield") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Winfield's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.
































                              PAGE-7-





       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about Winfield Financial Group, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Winfield Financial Group's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

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





                          PAGE -8-




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




                          PAGE -9-




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




                                     PAGE -10-




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




                          PAGE -11-





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

                  Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.




                             PAGE-12-





                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE




                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
---------------------------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  99   Certification Pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

















                             PAGE-13-





                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                 Winfield Financial Group, Inc.
                 ------------------------------
                          (Registrant)

By: /s/ Robert W. Burley
   -----------------------
Robert W. Burley
Chief Executive Officer,
Chief Accounting Officer
and Chief Financial Officer


Date: June 19, 2003


                          CERTIFICATIONS

     I, Robert W. Burley, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of Winfield Financial Group, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003 ["Evaluation Date"]; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 19, 2003

/s/ Robert W. Burley
--------------------
Robert W. Burley
Chief Executive Officer,
Chief Accounting Officer
and Chief Financial Officer




                             PAGE-14-