Form 10QSB/A
period 2003-03-31
WINFIELD FINANCIAL GROUP INC
filed 2003-06-26
CIK 1192069

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003
Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50014

                 WINFIELD FINANCIAL GROUP, INC.
             -------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                         88-0478644.
       -----------------                ------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)                  No.)


        2770 S. Maryland Parkway, Ste.
           402, Las Vegas, NV                        89109
   ------------------------------------             --------
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

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities

  Item 3. Defaults upon Senior Securities.

  Item 4. Submission of Matters to a Vote of Security Holders.

  Item 5. Other Information.

                                                                        12

  Item 6. Exhibits                                                      12

SIGNATURES                                                              13

CERTIFICATIONS                                                          13

















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

We have conducted our operations since May 2, 2000. We are a development stage company. For the period from inception to March 31, 2003, we generated no revenues and had a loss of $120,893. We had $6,813 of cash available as of March 31, 2003. We had $8,343 of cash available as of March 31, 2003. Until we secure our real estate licenses, we anticipate expenses of a maximum of $1,195 per month, comprised primarily of printing costs of $290, on going computer programming and testing of $450, rent of $400 and website expenses of $55 consisting of hosting fees. With these overhead expenses and working only as consultants and without the real estate licenses we can continue operations for approximately 7 months of operations without additional funds through October 2003. We estimate these expenses to increase to $4,700 per month after we secure our real estate licenses primarily due to expenses associated with marketing our services to potential clients and referring brokers. We anticipate we will obtain our real estate licenses July 2003. Obtaining the real estate licenses will allow operations to continue through August 2003. Thereafter, we will need to generate operating revenues or secure other funding in the amount of $32,900 to remain operational until April 1, 2004. There are no preliminary or definitive agreements or understandings with any party for such financing.




                              PAGE-8-





We raised $77,206 in net proceeds from a Nevada state registered offering in July 2002. After payment made to GoPublicToday.com in the amount of $48,410, we are using the remaining $20,036 in funds to implement our business plan as follows:

 Milestone or    Expected Manner of    Date When Step     Cost of Completion
     Step          Occurrence or         Should be
                     Method of          Accomplished
                    Achievement
------------------------------------------------------------------------------
     Licenses
                 File completed
Apply and        Application and          May 2003               $125
obtain           Gain Nevada Real
Nevada Real      Estate Division
Estate License.  Approval
------------------------------------------------------------------------------
Facilities       Review   Buildings
Locate and       and sites.            September 2003           $1,500
Establish
Office
Facilities.
------------------------------------------------------------------------------
 Information
Management
System [We use
the information
management
system
primarily to
build and
manage our
database of      Utilizing Standard       May 2003              $1,500
potential        Information
clients          Programs and
(Sellers and     Hardware.
Buyers]                                   May 2003
A) Establish     Install Programs                                -0-
Information      and Run Tests.
management
System.                                   May 2003

B)Implement      Run Audit Reports                               -0-
Information      And Compare to
Management       Physical records.        May 2003
System.

C)Evaluate       Using Audit                                     -0-
Information      Results Adjust
Management       Information
System.          Management System.

D)Adjust
Information
Management
System.
------------------------------------------------------------------------------
   Personnel     Utilizing Nation-
                 List
A)Recruiting     International,        September 2003           $1,100
Associates. [1]  International
                 Business Brokers
B)Training       Association.
Associates.
                 First Group of         October 2003             -0-
C)Evaluating     Trained
Associates.      Associates.
                                        January 2004             -0-
                 Review First Group
                 Associates
                 Results.
------------------------------------------------------------------------------




                             PAGE-9-




------------------------------------------------------------------------------
   Documents
A)Design forms,
Contracts,       Utilize Standard      December 2002             -0-
Literature and   Forms Approved by       Completed
Media Kits.      Legal.

B)Print forms,   Obtain Bids and          May 2003              $3,000
Contracts,       Contract for
Literature and   Printing.
Media Kits.
------------------------------------------------------------------------------
     Policies    Utilizing Standard
A)Establish      Policies and          December 2002             -0-
Operation        Procedures              completed
Policies         Approved by Legal.
And Procedures.
                 Issue and               July 2003               $600
B)Implement      Distribute
Operation        Associates'
Policies and     Handbook
Procedures.
------------------------------------------------------------------------------
Marketing WFG
[2]              Determine
A)Finalize       percentage of         February 2003             -0-
Plan.            various Media.          Completed
                 Place Ads and                                  $5,000
B)Execute Plan   Other Media             July 2003
Branding WFG
------------------------------------------------------------------------------
       Clients
(Sellers &       Utilizing Wall
Buyers)          Street Journal,
                 BizBuySell.com,         July 2003              $1,000
A)Implement      International
Client Search.   Business Brokers
                 Association our
                 internal database.

                 Utilizing I-Market      July 2003              $4,300
B) Implement     and Other Lists
Direct Mail      for
Campaign to      which contain
businesses set   information about
forth in         potential business
acquired lists   buyers and
of potential     sellers.
clients.
                 Working with          February 2003             -0-
                 Sellers and Buyers      Completed
                 To Structure
                 Deals.
C)Servicing
Clients.
------------------------------------------------------------------------------
     Internet

Complete WFG     Design and Install    December 2002
Web Site.        WFG Web Site.           completed
Add  additional  Begin          the      July 2003               $850
services  Pages  Marketing      and
to Website       Selling Business
------------------------------------------------------------------------------




                             PAGE-10-




[1] We will recruit sales associates who have real estate licenses to list and sell our businesses. It is anticipated that a maximum of five sales associates will be recruited in 2003 who may possibly be members of Nation-List International, International Business Brokers Association or other like-kind professional business broker organizations.

[2] Nationalist International, International Business Brokers Association, and Dun and Bradstreet Marketplace list potential businesses that may be our clients. We will obtain information from these sources by purchasing the information from these sources and place it in our database once we become licensed. We will not have any formal contracts, agreements or commitments with these organizations, other than merely purchasing their lists for use by us. We will not have any exclusive arrangements with these organizations. We will not list businesses for sale on websites maintained by these organizations. We will attempt to secure these businesses as clients by contacting them by e-mail, fax, telephone or regular mail. In addition, we will contact other brokers who may have clients we can represent. These businesses are free to list their assets on other websites or with other entities after we acquire the lists.

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




                             PAGE-11-





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










                             PAGE-12-





                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                 Winfield Financial Group, Inc.
                 ------------------------------
                          (Registrant)

By: /s/ Robert W. Burley
   -----------------------
Robert W. Burley
President, CEO, Principal Financial Officer and Principal
Accounting Officer


Date: May 15, 2003


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


Date:  May 15, 2003

/s/ Robert W. Burley
--------------------
President, CEO, Principal Financial Officer and Principal
Accounting Officer




                             PAGE-13-