Form 10QSB
period 2003-06-30
WINFIELD FINANCIAL GROUP INC
filed 2003-08-19
CIK 1192069

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003
Or

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
















                              PAGE-2-


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements




                 WINFIELD FINANCIAL GROUP, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          June 30, 2003





     ASSETS

Cash                                                        $   6,011
                                                            =========



     LIABILITIES

Accounts payable                                            $   3,940
                                                            ---------

     STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 authorized,
 none issued and outstanding
Common stock, $.001 par, 20,000,000 shares
 authorized, 4,894,150 shares issued and outstanding            4,894
Paid in capital                                               120,812
Deficit accumulated during the development stage             (123,635)
                                                            ---------
   Total Stockholders' Equity                                   2,071
                                                            ---------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $   6,011
                                                            =========








                              PAGE-3-





                 WINFIELD FINANCIAL GROUP, INC.
                  (A Development Stage Company)
                     STATEMENTS OF EXPENSES
  Three Months and Six Months Ended June 30, 2003 and 2002 and
             the Period From May 2, 2000 (Inception)
                      Through June 30, 2003



                                  Three Months             Six Months         Inception
                                     Ended                    Ended             Through
                               2003          2002        2003        2002         2003
                            --------      --------    --------     --------    ---------

Administrative expenses    $  2,742      $   43      $  8,430     $   86      $ 123,635
                            --------      --------    --------    --------    ---------
Net loss                   $ (2,742)     $  (43)     $ (8,430)    $  (86)     $(123,635)
                            ========      ========    ========    ========    =========


Basic and diluted net
  loss per common share      $(0.00)     $(0.00)     $  (0.00)    $(0.00)

Weighted average common
  shares outstanding      4,894,150   4,037,000     4,894,150  4,037,000














                              PAGE-4-





               WINFIELD FINANCIAL GROUP, INC.
                (A Development Stage Company)
                  STATEMENTS OF CASH FLOWS
         Six Months Ended June 30, 2003 and 2002 and
           the Period from May 2, 2000 (Inception)
                    Through June 30, 2003



                                                                   Inception
                                                                    Through
                                             2003        2002        2003
                                           --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $ (8,430)   $    (86)   $(123,635)
 Adjustments to reconcile net loss
   to cash used in operating activities:
   Stock issued for services                                          40,000
 Changes in:
   Accounts payable                             340                    3,940
                                           --------    --------    ---------
NET CASH USED IN OPERATING ACTIVITIES        (8,090)        (86)     (79,695)


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash                                    85,706
                                           --------    --------    ---------
NET CHANGE IN CASH                           (8,090)        (86)       6,011
 Cash balance, beginning                     14,101          86            0
                                           --------    --------    ---------
 Cash balance, ending                      $  6,011    $      0    $   6,011
                                           ========    ========    =========








                           PAGE-5-




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

                           PAGE-6-

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

We have conducted our operations since May 2, 2000. We are a development stage company. For the period from inception to March 31, 2003, we generated no revenues and had a loss of $123,635. We had $6,011 of cash available as of March 31, 2003. Current expenses are a maximum of $1,195 per month, comprised primarily of printing costs of $290, on going computer programming and testing of $450, rent of $400 and website expenses of $55 consisting of hosting fees. When we obtained our Nevada real estate license in June 2003, we began utilizing telephone solicitation at minimal cost in order to secure business listings. With these overhead expenses we can continue operations for approximately 6 months of operations without additional
funds through December 2003.   Thereafter,  we will  need
to
generate operating revenues or secure other funding on or before December 2003 in the amount of $32,900 to remain operational until June 30, 2004. There are no preliminary or definitive agreements or understandings with any party for such financing. After we begin generating operating revenues, we intend to increase our marketing expenses for potential clients and referring brokers to $4,700 per month.


                           PAGE-7-


We recently received our real estate license in Nevada and now
can  generate  revenues  from   our  planned  business broker
activities.   We  hope  to   generate  revenues  through
business valuation and business consulting services. As of July 17, 2003, we have not generated any operating revenues. We signed our first consulting agreement on July 15, 2003 for $67,000 to provide strategic analysis and planning for a client's company goals over the next six months scheduled to be paid on or before January 2004.

We raised $77,206 in net proceeds from a Nevada state registered offering in July 2002. After payment made to GoPublicToday.com in the amount of $48,410, we've been using the remaining $20,036 in funds to implement our business plan as follows:

-----------------------------------------------------------------------------
Milestone or Step     Expected Manner of    Date When Step Should    Cost of
                   Occurrence or Method of     be Accomplished     Completion
                         Achievement
------------------------------------------------------------------------------
         Licenses
         --------            File completed
 Apply and obtain           Application and                           $125
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




                          PAGE-8-




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

   B)Print forms,           Obtain Bids and             May 2003     $290 per
       Contracts,    Contract for Printing.            Completed      month
   Literature and
      Media Kits.
------------------------------------------------------------------------------
         Policies
         --------        Utilizing Standard
      A)Establish   Policies and Procedures        December 2002       -0-
        Operation        Approved by Legal.            completed
         Policies
  And Procedures.      Issue and Distribute
                       Associates' Handbook          August 2003      $600
      B)Implement
        Operation
     Policies and
      Procedures.
------------------------------------------------------------------------------
Marketing WFG [2]
-------------
 A)Finalize Plan.   Determine percentage of
                             various Media.        February 2003       -0-
   B)Execute Plan       Place Ads and Other            Completed
     Branding WFG                     Media                         $5,000
                                                     August 2003
------------------------------------------------------------------------------
          Clients
          -------
       (Sellers &            Utilizing Wall
          Buyers)           Street Journal,
                            BizBuySell.com,       Begun June 2003   $1,000
      A)Implement    International Business
   Client Search.                   Brokers
                   Association our internal
                                  database.




                                     PAGE-9-




                     Utilizing I-Market and          August 2003    $4,300
     B) Implement           Other Lists for
      Direct Mail             which contain
      Campaign to         information about
   businesses set        potential business
forth in acquired       buyers and sellers.
         lists of
        potential      Working with Sellers
         clients.             and Buyers To
                            Structure Deals.


                                                   Nevada Real Estate
                                                   License obtained    -0-
      C)Servicing                                  June 5, 2003,
         Clients.                                  begun soliciting
                                                   businesses to sell
------------------------------------------------------------------------------
         Internet
         --------
 Complete WFG Web        Design and Install        December 2002
            Site.             WFG Web Site.            Completed
------------------------------------------------------------------------------
   Add additional   Begin the Marketing and       September 2003      $850
services Pages to          Selling Business
          Website
------------------------------------------------------------------------------

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




                          PAGE-10-




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


Date: August 19, 2003


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

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2003 ["Evaluation Date"]; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date:  August 19, 2003

/s/ Robert W. Burley
--------------------
President, CEO, Principal Financial Officer and Principal
Accounting Officer



                          PAGE-13-