Form 10QSB/A
period 2003-06-30
WINFIELD FINANCIAL GROUP INC
filed 2003-08-26
CIK 1192069

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

We have conducted our operations since May 2, 2000. We are a development stage company. For the period from inception to June 30, 2003, we generated no revenues and had a loss of $123,635.
We had $6,011 of cash available as of June 30, 2003. Current expenses are a maximum of $1,195 per month, comprised primarily of printing costs of $290, on going computer programming and testing of $450, rent of $400 and website expenses of $55 consisting of hosting fees. When we obtained our Nevada real estate license in June 2003, we began utilizing telephone solicitation at minimal cost in order to secure business listings. With these overhead expenses we can continue operations for approximately 3 months of operations without additional funds through October 2003. Thereafter, we will need to generate operating revenues or secure other funding on or before October 2003 in the amount of $32,900 to remain operational until April 1, 2004. There are no preliminary or definitive agreements or understandings with any party for such financing, although we have secured a contract for $67,000 with payment not being made until the ESOP which is the subject of that contract actually funds. We cannot predict when, if ever, that will happen. After we begin generating operating revenues, we intend to increase our marketing expenses for potential clients and referring brokers of $4,700 per month.



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


Date: August 26, 2003


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