Form 10QSB/A
period 2003-06-30
WINFIELD FINANCIAL GROUP INC
filed 2003-09-26
CIK 1192069

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


















                              PAGE-2-





                  PART I - FINANCIAL INFORMATION
              Item 1. Restated Financial Statements and
Unaudited Financial Statements


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

The accompanying financial statements as of December 31, 2002 and for the year then ended have been restated to correct errors as described in Note 6.

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

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 14, 2003, except for Note 2, which is as of April 23, 2003 and Note 6, which is as of July 22, 2003




                              PAGE-3-






                 WINFIELD FINANCIAL GROUP, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          June 30, 2003
                            Restated




     ASSETS

Cash                                                        $   6,011
                                                            =========



     LIABILITIES

Accounts payable                                            $   3,940
                                                            ---------

     STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 authorized,
 none issued and outstanding
Common stock, $.001 par, 20,000,000 shares
 authorized, 4,894,150 shares issued and outstanding            4,894
Paid in capital                                               169,222
Deficit accumulated during the development stage             (172,045)
                                                            ---------
   Total Stockholders' Equity                                   2,071
                                                            ---------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $   6,011
                                                            =========








      See accompanying summary of accounting policies and notes
                     to financial statements.






                              PAGE-4-





                 WINFIELD FINANCIAL GROUP, INC.
                  (A Development Stage Company)
                     STATEMENTS OF EXPENSES
      Three and Six Months Ended June 30, 2003 and 2002 and
               Period From May 2, 2000 (Inception)
                      Through June 30, 2003



                                Three Months               Six Months         Inception
                                    Ended                    Ended             Through
                               2003        2002         2003        2002         2003
                             --------    --------     --------    --------    ---------

                                                                               Restated
Administrative expenses      $  2,742    $     43     $  8,430    $     86    $ 172,045
                             --------    --------     --------    --------    ---------
Net loss                     $ (2,742)   $    (43)    $ (8,430)   $    (86)   $(172,045)
                             ========    ========     ========    ========    =========


Basic and diluted net
  loss per common share        $(0.00)     $(0.00)    $  (0.00)   $  (0.00)

Weighted average common
  shares outstanding        4,894,150   4,037,000    4,894,150   4,037,000









      See accompanying summary of accounting policies and notes
                     to financial statements.







                              PAGE-5-





                 WINFIELD FINANCIAL GROUP, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
           Six Months Ended June 30, 2003 and 2002 and
               Period from May 2, 2000 (Inception)
                      Through June 30, 2003




                                                                   Inception
                                                                    Through
                                             2003       2002         2003
                                           --------   --------    ---------
                                                                   Restated
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $ (8,430)  $    (86)   $(172,045)
 Adjustments to reconcile net loss
   to cash used in operating activities:
    Stock issued for services                                        40,000
    Bad debt                                                         48,410
 Changes in:
   Accounts payable                             340                   3,940
                                           --------   --------    ---------
NET CASH USED IN OPERATING ACTIVITIES        (8,090)       (86)    ( 79,695)


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash                                   85,706
                                           --------   --------    ---------
NET CHANGE IN CASH                           (8,090)       (86)       6,011
 Cash balance, beginning                     14,101         86            0
                                           --------   --------    ---------
 Cash balance, ending                      $  6,011   $      0    $   6,011
                                           ========   ========    =========









       See accompanying summary of accounting policies and notes
                     to financial statements.






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


NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying financial statements at December 31, 2002 and for the year then ended have been restated to correct an error in the recording of the receivable from Financial Marketing, Inc. ("FMI") to reimburse Winfield for its obligation to GoPublicToday.com. Winfield did not initially record a receivable from FMI for $48,410 based on the oral understanding for FMI to pay certain fees to GoPublicToday.com. Winfield determined the receivable should be recorded based on the agreement at December 31, 2002. Winfield also determined FMI did not have funds available to pay the subscription receivable and recorded bad debt expense for the year ended December 31, 2002.

The income statement effect of this restatement is to increase the net loss at December 31, 2002 by $48,410. The $48,410 was included in bad debt expense. The balance sheet effect was an increase in additional paid in capital of $48,410 and accumulated deficit of $48,410 at December 31, 2002.












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




                           PAGE-8-





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

                  Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.













                          PAGE-11-





                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE




                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
-------------------------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  31 Certification

  32 Certification

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


Date: September 25, 2003


























                          PAGE-13-