Form 10QSB/A
period 2003-06-30
WINFIELD FINANCIAL GROUP INC
filed 2003-10-29
CIK 1192069

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

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 14, 2003, except for Note 2, which is as of April 23, 2003 and Note 6, which is as of July 22, 2003




                              PAGE-3-





                 WINFIELD FINANCIAL GROUP, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET
                        December 31, 2002
                            Restated

                       ASSETS

Cash                                                      $ 14,101
                                                          =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                        $  3,600
                                                          ---------
Commitments

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000 authorized,        -
    None issued and authorized
  Common stock, $.001 par value, 20,000,000 shares
    Authorized, 4,894,150 shares issued and outstanding      4,894
Additional paid in capital                                 169,222
Deficit accumulated during the development stage          (163,615)
                                                          ---------
  Total Stockholders' Equity                                10,501
                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 14,101
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

                                       Six Months                  Inception
                                         Ended       Year Ended     Through
                                       December 31,   June 30,    December 31,
                                       ----------    ----------   -----------
                                         2002           2002         2002
                                       ----------    ----------   -----------
                                        Restated                   Restated

General and administrative expenses:
  Consulting fees                      $  44,500     $       -    $  84,500
  Other general and administrative        22,205         1,227       30,705
  Provision for doubtful accounts         48,410             -       48,410
                                       ----------    ----------   -----------

Net loss                               $(115,115)    $  (1,227)   $(163,615)
                                       ==========    ==========   ===========
Net loss per share:
  Basic and diluted                    $   (0.02)    $   (0.00)
                                       ==========    ==========
Weighted average shares outstanding:
  Basic and diluted                    4,824,274     4,037,000
                                       ==========    ==========


















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


                                                                   Deficit
                                                                 accumulated
                                                   Additional    during the
                              Common Stock           paid in     development
                                                     capital        Stage          Total
                           Shares       Amount
                        -----------   ----------   -----------   -----------   -----------

Issuance of common
  stock to founders
  for cash               3,600,000      $3,600      $  1,200       $     -      $  4,800

Issuance of common
  stock for services       400,000         400        39,600             -        40,000


Net loss                         -           -             -       (40,000)      (40,000)
                        -----------   ----------   -----------   -----------   -----------
Balance,
  June 30, 2000          4,000,000       4,000        40,800       (40,000)        4,800

Issuance of common
  stock for cash            37,000          37         3,663             -         3,700

Net loss                         -           -             -        (7,273)       (7,273)
                        -----------   ----------   -----------   -----------   -----------
Balance,
  June 30, 2001          4,037,000       4,037        44,463       (47,273)        1,227

Net loss                         -           -             -        (1,227)       (1,227)
                        -----------   ----------   -----------   -----------   -----------
Balance,
  June 30, 2002          4,037,000       4,037        44,463       (48,500)            -

Stock subscription
  receivable                     -           -        48,410             -        48,410

Issuance of common
  stock for cash           857,150         857        76,349             -        77,206

Net loss - restated              -           -             -      (115,115)     (115,115)
                        -----------   ----------   -----------   -----------   -----------
Balance,
  December 31, 2002      4,894,150      $4,894      $169,222     $(163,615)     $ 10,501
                        ===========   ==========   ===========   ===========   ===========




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


                                          Six Months       Year      Inception
                                            Ended          Ended      Through
                                          December 31,    June 30,    December
                                             2002          2002       31, 2002
                                          -----------   ----------   ----------
                                           Restated                   Restated

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                               $(115,115)    $(1,227)     $(163,615)
   Adjustments to reconcile net deficit
   to cash used by operating
   activities:
     Common stock issued for services             -           -         40,000
     Bad debt                                48,410           -         48,410
 Net change in:
   Accounts payable                           3,600           -          3,600
                                          -----------   ----------   ----------
 CASH FLOWS USED IN OPERATING ACTIVITIES
                                            (63,105)     (1,227)       (71,605)
                                          -----------   ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash         77,206           -         85,706
                                          -----------   ----------   ----------

 NET INCREASE (DECREASE) IN CASH             14,101      (1,227)        14,101
 Cash, beg. of period                             -       1,227              -
                                          -----------   ----------   ----------
 Cash, end of period                      $  14,101     $     -      $  14,101
                                          ===========   ==========   ==========

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                            $       -     $     -      $       -
 Income tax paid                          $       -     $     -      $       -







     See accompanying summary of accounting policies and notes
                   to financial statements.








                              PAGE-7-






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




                              PAGE-8-




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





                              PAGE-9-




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

Deferred income taxes consist of the following at December 31:

                                  2002
  Long-term:                    --------
    Deferred tax assets         $ 26,000
    Valuation allowance          (26,000)
                                --------
                                $      -
                                ========


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




                              PAGE-10-




Winfield Financial entered into a month-to-month lease for office space beginning July 2002 with an affiliated entity of the President for $400 per month. Rent expense was $2,400 for the six months ended December 31, 2002.

Winfield has an oral arrangement with Financial Marketing, Inc., a shareholder, who has agreed to make a capital contribution of $50,000 to Winfield to reimburse fees paid to meet its obligation with GoPublicToday.com. In July, 2002, Winfield completed a private offering of common stock in accordance with Regulation D, Rule 504 of the Securities Act, and the registration by qualification of said offering in the State of Nevada, whereby Winfield sold 857,150 shares of its voting common stock at $.10 per share, for a total of $85,715. In connection with the private placement Winfield Financial incurred direct costs of $8,509 paid to Brett Bleazard as agent of the issuer as provided under Nevada law for net proceeds of $77,206. In addition, Winfield Financial inadvertently paid GoPublicToday.com, Inc. $48,410 of offering proceeds under a contract between FMI and GoPublicToday.com, Inc., which left net proceeds of $20,287. However, research into the formation of Winfield has shown that FMI orally agreed upon formation make an equity contribution of $50,000 to Winfield upon demand to meet the obligation to GoPublicToday.com under the contract set forth above. At the time the payment was made to GoPublicToday.com, Inc., the parties had forgotten about the oral understanding, which was never reduced to writing, and thus the payment was inadvertently made directly by Winfield rather than by FMI as the parties had originally contemplated. Although no payments have been made on this obligation as of the date of this registration statement, FMI has indicated in writing that it fully intends to make this payment when funds are available.


NOTE 6 - RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying financial statements at December 31, 2002 and for the year then ended have been restated to correct an error in the recording of the receivable from FMI. Winfield did not initially record a receivable from FMI for $48,410 based on the oral understanding discussed above. Winfield determined the receivable should be recorded based on the agreement. Winfield also determined FMI did not have funds available to pay the subscription receivable and recorded bad debt expense.

The income statement effect of this restatement is to increase the net loss at December 31, 2002 by $48,410. The $48,410 was included in bad debt expense. The balance sheet effect was an increase in additional paid in capital of $48,410 and accumulated deficit of $48,410.







                              PAGE-11-








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






                              PAGE-12-





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







                              PAGE-13-





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






                              PAGE-14-





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















                              PAGE-15-






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




                           PAGE-16-




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




                          PAGE-17-




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




                                     PAGE-18-




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




                          PAGE-19-




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

                  Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.








                          PAGE-20-




                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE




                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
---------------------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  31 Certification

32 Certification

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.




                          PAGE-21-





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


Date: October 29, 2003























                          PAGE-22-