Form 10QSB
period 2003-09-30
WINFIELD FINANCIAL GROUP INC
filed 2003-11-10
CIK 1192069

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003
Or

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





















                              PAGE-2-





                  PART I - FINANCIAL INFORMATION
   Item 1. Restated Financial Statements and Unaudited Financial Statements



                 WINFIELD FINANCIAL GROUP, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                       September 30, 2003





     ASSETS

Cash                                                          $     691
                                                              =========



     LIABILITIES

Accounts payable                                              $       -
                                                              ---------

     STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 authorized,
 none issued and outstanding
Common stock, $.001 par, 20,000,000 shares
 authorized, 4,894,150 shares issued and outstanding              4,894
Paid in capital                                                 120,812
Deficit accumulated during the development stage               (125,015)
                                                              ---------
   Total Stockholders' Equity                                       691
                                                              ---------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $     691
                                                              =========













                              PAGE-3-






                 WINFIELD FINANCIAL GROUP, INC.
                  (A Development Stage Company)
                     STATEMENTS OF EXPENSES
   Three and Nine Months ended September 30, 2003 and 2002 and
             From the period May 2, 2000 (Inception)
                   Through September 30, 2003





                               Three Months       Nine Months      Inception
                                  Ended              Ended          Through
                               2003    2002       2003     2002       2003
                             -------  --------  -------  --------   ---------
Administrative expenses      $ 1,380  $ 58,230  $ 9,810  $ 58,316   $ 125,015
                             -------  --------  -------  --------   ---------
Net loss                     $(1,380) $(58,230) $(9,810) $(58,316)  $(125,015)
                             =======  ========  =======  ========   =========


Basic and diluted net
  loss per common share      $ (0.00)  $  (0.01)  $ (0.00)  $  (0.01)

Weighted average common
  shares outstanding        4,894,150  4,754,397 4,894,150  4,322,717



























                              PAGE-4-






               WINFIELD FINANCIAL GROUP, INC.
                (A Development Stage Company)
                  STATEMENTS OF CASH FLOWS
      Nine Months Ended September 30, 2003 and 2002 and
           the Period from May 2, 2000 (Inception)
                    Through June 30, 2003




                                                                    Inception
                                                                    Through
                                             2003          2002       2003
                                          ---------     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $ (9,810)     $(58,316)   $(125,015)
 Adjustments to reconcile net loss
   to cash used in operating activities:
   Stock issued for services                                           40,000
 Changes in:
   Accounts payable                         (3,600)                         -
   Accrued Expenses                                        1,200
                                          ---------     ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES      (13,410)      (57,116)     (85,015)


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash                        77,206       85,706
                                          ---------     ---------   ---------
NET CHANGE IN CASH                         (13,410)       20,090          691
 Cash balance, beginning                    14,101            86            0
                                          ---------     ---------   ---------
 Cash balance, ending                     $    691      $ 20,176       $691
                                          =========     =========   =========










                              PAGE-5-





               WINFIELD FINANCIAL GROUP, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Winfield Financial Group, Inc. ("Winfield") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Winfield's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the Form 10-KSB, have been omitted.


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

We have conducted our operations since May 2, 2000. We are a developmental stage company. For the period from inception to September 30, 2003, we generated no revenues and had a loss of $125,015. We had $691 of cash available as of October 2003. Current expenses are a maximum of $455 per month, comprised primarily of rent of $400 and website expenses of $55 consisting of hosting fees. When we obtained our Nevada real estate license, we began utilizing telephone solicitation at minimal cost in order to secure business listings.

With these overhead expenses we can continue operations for approximately 1 month of operations without additional funds through November 2003.Thereafter, we will need to generate operating revenues or secure other funding on or before December 2003 in the amount of $5,005 to remain operational until November, 2004 with the current minimum overhead expenses. There are no preliminary or definitive agreements or understandings with any party for such financing, although we have secured a contract for $67,000 with payment not being made until the ESOP, which is the subject of that contract, actually funds. We cannot predict when, if ever, that will happen. After we begin generating operating revenues, we intend to increase our marketing expenses for potential clients and referring brokers to $4,700 per month.

 We recently received our real estate license in Nevada and now
can  generate  revenues  from   our  planned  business broker
activities. We are also pursuing the generation of revenues by providing business valuation and business consulting services which have a shorter realization of revenues than the listing and sales of businesses.

  As of September 30 2003, we have not generated any operating revenues. We signed our first consulting agreement on July 15, 2003 for $67,000 to provide strategic analysis and planning for a client's company goals over the next six months scheduled to be paid on or before January 2004.





                              PAGE-7-






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
      Nevada Real          Gain Nevada Real            Completed
  Estate License.           Estate Division         June 5, 2003
                                   Approval
------------------------------------------------------------------------------
       Facilities
       ----------      Review Buildings and
       Locate and                    sites.          April 2004     $1,500
        Establish
           Office
      Facilities.
------------------------------------------------------------------------------
      Information
Management System
-----------------
      [We use the
      information
management system
     primarily to
 build and manage
  our database of
potential clients
     (Sellers and        Utilizing Standard             May 2003    $1,500
          Buyers]               Information            Completed

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

                     Information Management
         D)Adjust                   System.
      Information
       Management
          System.
------------------------------------------------------------------------------




                          PAGE-8-




------------------------------------------------------------------------------
        Personnel     Utilizing Nation-List
        ---------            International,
     A)Recruiting    International Business       January 2004      $1,100
  Associates. [1]                   Brokers
                               Association.
       B)Training
      Associates.    First Group of Trained
                                Associates.       February 2003        -0-
     C)Evaluating
      Associates.        Review First Group
                        Associates Results.         March 2004         -0-
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

   B)Print forms,           Obtain Bids and             May 2003     $290 per
       Contracts,    Contract for Printing.            Completed      month
   Literature and
      Media Kits.
------------------------------------------------------------------------------
         Policies
         --------        Utilizing Standard
      A)Establish   Policies and Procedures        December 2002       -0-
        Operation        Approved by Legal.            completed
         Policies
  And Procedures.      Issue and Distribute
                       Associates' Handbook        December 2003      $600
      B)Implement
        Operation
     Policies and
      Procedures.
------------------------------------------------------------------------------
Marketing WFG [2]
-------------
 A)Finalize Plan.   Determine percentage of        Completed
                             various Media.        February 2003       -0-

  B)Execute Plan       Place Ads and Other
     Branding WFG                     Media                         $5,000
                                                    January 2003
------------------------------------------------------------------------------


[1] We will recruit sales associates who have real estate licenses to list and sell our businesses. It is anticipated that a maximum of five sales associates will be recruited in 2004 who may possibly be members of Nation-List International, International Business Brokers Association or other like-kind professional business broker organizations.

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





                              PAGE-9-





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





                              PAGE-10-






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
































                              PAGE-11-





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


Date: November 4, 2003






























                              PAGE-12-