Form 10KSB
period 2003-12-31
WINFIELD FINANCIAL GROUP INC
filed 2004-03-24
CIK 1192069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2003

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



Commission File Number 000-50014


                 WINFIELD FINANCIAL GROUP, INC.
             --------------------------------------
         (Name of small business issuer in its charter)

       Nevada                                 88-0478644
   -------------                       -------------------------
  (State or other               (I.R.S. employer identification number)
  jurisdiction of
 incorporation or
   organization)


  2770 S. Maryland Parkway, Ste. 402, Las Vegas, NV           89109
  --------------------------------------------------         -------
    (Address of principal executive offices)                (Zip code)


Issuer's telephone number: (702) 731-0030

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class             Name of each exchange on which registered

-----------------------         -----------------------------------------

-----------------------         -----------------------------------------


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

The number of shares outstanding of each of the issuer's classes of common equity, as of March 22, 2004 was 6,249,650.

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

Table of Contents
-----------------



PART I                                                                     4

ITEM 1.  BUSINESS.                                                         4

         RISK FACTORS                                                      9

ITEM 2.  DESCRIPTION OF PROPERTY                                          13

ITEM 3.  LEGAL PROCEEDINGS                                                13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13

PART II                                                                   13

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        15

ITEM 7.  FINANCIAL STATEMENTS                                             18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                               29

PART III                                                                  29

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT       29

ITEM 10.  EXECUTIVE COMPENSATION                                          32

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS   33

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  34

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                34

ITEM 14. CONTROLS AND PROCEDURES                                          17

PART I

ITEM 1.  BUSINESS.

BUSINESS DEVELOPMENT

Winfield Financial Group, Inc. was founded under the laws of the state of Nevada on May 2, 2000.

Winfield operates as a business broker, primarily representing sellers and offering its clients' businesses for sale. We are limiting our business to asset sale transactions and not transactions in which businesses are sold through the sale of stock as disclosed on our website. In other words, a client company may list all or substantially all of its assets for sale. It may not sell its business through the sale of stock. As such, the buyers will not acquire any of the outstanding securities of a business in conjunction with the asset purchase. Upon a sale of all or substantially all the assets of a business, the shareholders of that business will continue to own all the shares of a shell corporation. Further, it would be likely that the seller's corporation would be required under state law to obtain shareholder approval for such sale.

A buyer who is purchasing all or substantially all of the assets of a business in these asset purchase transactions may give to the seller a promissory note secured by the assets being acquired as partial consideration for the purchase of the assets. The notes will not be convertible.

Winfield  intends  to advertise its clients' company  assets  for
sale   through  a  variety  of  media,  including  the  internet, newspapers and trade journals.

We have conducted our operations since May 2, 2000. We are a development stage company. For the period from inception to December 31, 2003, we generated no revenues and had a loss of $161,627. We had $329 of cash available as of December 31, 2003. Nevertheless, our management has significant experience in the business brokerage business in which we are engaged.

Since our inception we have devoted our activities to the following:

Obtaining required licenses

  We obtained our Nevada corporate broker real estate license through William McKay, our Vice President and Corporate Broker, license number 56261, in June 2003. We have researched the required licenses in California, where we anticipate commencing operations in the future, and also in with Utah and Arizona where we later anticipate commencing operations. All of these states have no separate business brokers' licenses; instead they require business brokers to be licensed real estate brokers in their state.

  We  have  scheduled  an  associate to  obtain  California  Real
  Estate license, required for business brokers in California, in on or before December 2004. We anticipate applications for Utah and Arizona will be filed in 2004.

  We will not retain securities broker-dealers in pursuit of our business plan.

Locating facilities

     Since our inception we have shared office space with Financial Marketing, Inc. During this time we have actively reviewed building sites and existing buildings from 10,000 square feet to 30,000 square feet to buy or lease but have not identified any location for acquisition.

Developing information systems/Marketing program

     Our computer programmers have developed the design of the WFG information management system for the past 2 years. We use this system to identify potential clients, typically sellers, and manage our business. This system also keeps track of buyers who respond to our advertising of business listings that we have for sale. Our information management system continues to be reviewed and improved since our 2000 inception. We use the information management system primarily to build and manage our database of potential clients.

     We ultimately intend to utilize some subscription sources such as Wall Street Journal, www.bizbuysell.com, Duns Marketing (Duns & Bradstreet), Nation-List International (www.nationlist.com), www.businessesforsale.com,
     International       Business      Brokers      International
     (www.ibba.org), Property-Line (www.propertyline.com), and Commercial Marketing Group (www.cmglv.com).

     We have not yet subscribed to these services, but intend to do so when we generate operating revenues. We have commenced to attempt to secure businesses as clients by contacting them by e-mail, fax, telephone or regular mail. We are using telephone solicitation from telephone directories to find business listings until we generate operating revenues. In addition, we will be contacting other brokers who may have clients we can represent.

Recruiting personnel


     We began seeking qualified business brokers throughout the Southwest in 2001 to become associated with us. We have been contacting brokers through International Business Brokers Association who are in the general geographical areas such as San Diego, San Francisco, Phoenix, Salt Lake City. These candidates have either business brokerage experience or a background in business, financial interpretation and sales. Negotiations are on going with several candidates.

Developing purchase, sale and related documents

     The  forms  and  documents for business purchase,  sale  and related  documents  have  been  developed  from  established
     business  brokerage  forms.   We  have  approved  forms  and
     documents for California and Nevada business sales.

Developing our website


     We have a website providing basic information about our business on one page currently operational at www.winfieldfinancialgroup.com. Nothing on that website is part of this registration statement. Additional content and features are being added, including:

          * Listings of businesses for sale including a simple summary of the inventories, equipment, general financial information and sales price for each business listing from the current on going telephone solicitation.

          * Information concerning basic procedures of selling, tips on organizing a business to sell, general methods of estimating approximate sales price and a business survey to begin the process. This will be completed in June 2004.

          * Information concerning our management and brokers was placed on website January 2004 and will be updated as Company events dictate.


Winfield Financial Group offers our clients and customers the following services once listed for sale.

  *      We   are  operating  as  a  business  broker,  primarily
     representing sellers and offering our clients' businesses as an asset sale. We will advise our clients concerning negotiating terms of these sales but the responsibility for negotiating these terms will remain with the clients. Although we do provide business valuation services as described below, we will not provide these services in connection with our representation of sellers in the sale of their businesses. Further, we will not assist buyers in obtaining financing. We will focus on business transactions with a sales volume range from $5 to $75 million in revenues.

  * We also provide, on an infrequent basis, buyer services to include, but not limited to, buyer-broker agreements and individual business searches, consulting, and negotiations in asset sale transactions.

Our revenues are primarily generated from receipt of fees based on the price of completed business asset sale transactions.

Our fee structure is as follows:

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

When we represent buyers, although infrequently, we will generate revenues from receipt of fees on the same schedule as above.

In addition, we intend to offer business valuations as a special consulting service for buyers and sellers.

The fee for each business appraisal will be based on the scope of the engagement, as follows

     * Letter of Valuation                                     $   800
     * Letter of Valuation and Backup Financials                $2,600
     * Letter of Valuation, Backup Financials and Demographics  $6,000

Further, we offer business-consulting services in the area of assisting clients to obtain approval from major automobile and truck manufacturers for the transfer of a dealership.

Business  valuation  and  business  consulting  services  do  not
require  state  licensing.   We have  commenced  providing  these
services in addition to the listing and selling of businesses.

We have signed our first consulting agreement on July 15, 2003 for $67,000 to provide strategic analysis and planning for a client's company goals over the next six months. Specifically, we are assisting the client to locate a firm that structures and provides loans to fund a planned ESOP. We are paid at the time the ESOP funds. Three other client sales representation contracts have been signed for auto dealerships, and commissions will vary depending on the actual selling price of the business at close, which may or may not occur.

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

Regulation

Under Nevada law, business brokers are required to obtain a Nevada real estate broker license, even though we do not intend to be involved in the offer and sale of real estate other than in connection with the sale of a business. We are operating under Nevada Real Estate license number 56261 with Mr. William McKay as our Vice President and Corporate Broker. Nevada regulations require us to have and maintain a definite place of business within the State of Nevada, which must be a room or rooms used for the transaction of real estate business, or such business and any allied businesses, and which must serve as the office for the transaction of business under the authority of the license, and where the license must be prominently displayed. We are also required to comply with all licensing, disclosure and other regulations governing the operation of real estate brokerage firms in Nevada and other states in which we may in the future operate. California, Utah and Arizona have comparable laws.

Employees

We currently do not have any full time employees at this time and pay for clerical assistance as required along with the rent of $400.00 to FMI. Mr. McKay is working on commission basis as opposed to a W-2 employee.


RISK FACTORS

Our poor financial condition means that you will be unable to determine whether we will become profitable. If we do not generate operating revenues or raise funding from other sources, we will have to cease operations in October 2004.

We have conducted our operations since May 2, 2000. We are a development stage company. For the period from inception to December 31, 2003, we generated no revenues and had a loss of $161,627. We had $379 of cash available as of December 31, 2003. Current expenses are a maximum of $1,195 per month, comprised primarily of printing costs of $290, on going computer programming and testing of $450, rent of $400 and website expenses of $55 consisting of hosting fees. When we obtained our Nevada real estate license in June 2003, we began utilizing telephone solicitation at minimal cost in order to secure business listings. With these overhead expenses we can continue operations for approximately 3 months of operations without additional funds through October 2004. Thereafter, we will need to generate operating revenues or secure other funding on or before October 2004 in the amount of $32,900 to remain operational until April 1, 2005. There are no preliminary or definitive agreements or understandings with any party for such financing, although we have secured a contract for $67,000 with payment not being made until the ESOP which is the subject of that contract actually funds. Three other client sales representation contracts have been signed for auto dealerships, and commissions will vary depending on the actual selling price of the business at close, which may or may not occur. We cannot predict when, if ever, these events will happen. After we begin generating operating revenues, we intend to increase our marketing expenses for potential clients and referring brokers of $4,700 per month.

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

Because our planned growth is in part contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful.

Our business development is contingent upon raising debt or equity funding and generating revenues. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

  *    Inability to raise funds necessary to operate for the next
       12 months or thereafter
  * Advertising and marketing costs that may exceed our current estimates
  *    Unanticipated development expenses
  * Our ability to generate sufficient revenues to offset the substantial costs of operating our business

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

Our officers and directors beneficially own approximately 62% of our outstanding common stock. These individuals will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Robert W. Burley, as President and Treasurer, Mark Johnson, as Vice President, and William J. McKay as Vice President and Corporate Broker make our management decisions and William J. McKay holds the license necessary for our business broker operations in Nevada; if we lose their services, our revenues may be reduced.

Robert W. Burley, as President and Treasurer, Mark Johnson, as Vice President and William McKay as Vice President and Corporate Broker are managing our business. The success of our business is dependent upon the expertise of Robert W. Burley, Mark Johnson and William McKay. Because Robert W. Burley, Mark Johnson and William McKay are essential to our operations, we must rely on their management decisions. We have not entered into any agreement with Robert W. Burley, Mark Johnson or William McKay that would prevent them from ceasing to provide services to our company, nor have we obtained any key man life insurance relating to them. If we lose their services, we may not be able to find management with comparable experience. As a result, the loss of Robert W. Burley's, Mark Johnson's or William McKay's services could reduce our revenues. Further, as the Nevada real estate broker's license is in Mr. McKay's name, if we lost his services, we would have to cease our business brokerage activities in Nevada until we secured the services of another person with the requisite Nevada real estate broker's license, which would reduce our revenues.

The person responsible for supervising our business, Mr. William
McKay, will devote less than full time to our business, which may result in conflicts of interest.

The person holding our Nevada real estate broker's license necessary for our operation is Mr. William McKay. In this capacity, he currently devotes approximately 60% of his time to our business and anticipates that during the next 12 months he will continue to devote approximately 60% of his time to our business. Nevada law does not require him to be full time. Mr. McKay may have conflicts in allocating his time between our business and his other activities, although he has orally agreed to devote all time necessary to our business under Nevada law.
We are authorized to issue preferred stock which, if issued, may adversely affect or reduce the market price of our common stock. Our directors are authorized by our articles of incorporation to issue shares of preferred stock without the consent of our shareholders. Our preferred stock, when issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares, do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any shares of preferred stock at this time.

Because our common stock is considered a penny stock, our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. For additional details concerning the disclosure requirements under the penny stock rules, see the section entitled Penny Stock Considerations below.

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

There are 1,459,650 shares of our common stock held by non-affiliates and 4,790,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by non-affiliates, all were sold in an offering registered with the State of Nevada or were registered on Form S-8 and thus may be transferred free of any restrictions. Except for 500,000 shares issued for compensation in March 2004, the remaining shares have been held for at least one year may be resold under Rule 144.

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

As a result of the provisions of Rule 144, all except the 500,000 shares issued in March 2004 of the restricted securities held by affiliates are available for sale in a public market, subject to the provisions of Rule 144. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.


SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this registration statement are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the
factors  set  forth  above  under  "Risk  Factors."   The   words
"believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this
document  to  reflect any future or developments.   However,  the
Private Securities Litigation Reform Act of 1995 is not available to us as a non-reporting issuer.

ITEM 2.  DESCRIPTION OF PROPERTY

We occupy 400 square feet of office space located at 2770 S. Maryland Parkway, Suite 402, Las Vegas, Nevada 89109. Our telephone number is (702) 731-0030. We began leasing space from Financial Marketing, Inc. in July 2002 on a month to month lease basis at the rate of $400.00 per month.

We believe that our facilities will be adequate to meet our current needs. However, as we continue to implement our business plan, we may need to relocate our headquarters office space. We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future.

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

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Although our securities are qualified for quotation on the Over-the-Counter Bulletin Board under the symbol "WFLD," a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Penny Stock Considerations

Our shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

  * Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
  * Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
  * Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
  * Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of March 22, 2004, we have 6,249,650 shares of Common Stock issued and outstanding held by 82 shareholders of record.

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

As discussed in the financial statements, Winfield has incurred losses of $161,627 from its inception. Winfield will require additional working capital to develop its business until Winfield either (1) restart operations and achieve a level of revenues adequate to generate sufficient cash flows from operations; or
(2) obtain additional financing. These conditions raise substantial doubt about Winfield's ability to continue as a going concern.

We had $379 of cash available as of December 31, 2003. Current expenses are a maximum of $1,195 per month, comprised primarily of printing costs of $290, on going computer programming and testing of $450, rent of $400 and website expenses of $55 consisting of hosting fees. These expenses are being deferred by the stockholder FMI until WFG commissions are paid by completed current sales contracts or other funds being obtained. When we obtained our Nevada real estate license in June 2003, we began utilizing telephone solicitation at minimal cost in order to secure business listings. Thereafter, we will need to generate operating revenues or secure other funding on or before October 2004 in the amount of $32,900 to remain operational until April 1, 2005. There are no preliminary or definitive agreements or understandings with any party for such financing, although we have secured a contract for $67,000 with payment not being made until the ESOP which is the subject of that contract actually funds. We cannot predict when, if ever, that will happen. After we begin generating operating revenues, we intend to increase our marketing expenses for potential clients and referring brokers of $4,700 per month.

We have just received our real estate license in Nevada and now can generate revenues from our planned business broker activities. We can also currently generate revenues through business valuation and business consulting services. As of December 31, 2003, we have not generated any operating revenues. We have signed our first consulting agreement for $67,000 to provide strategic analysis and planning for a client's company goals over the next six months scheduled to be paid on or before June 2004 but there is no assurance of its completion. Three other client sales representation contracts have been signed for auto dealerships, and commissions will vary depending on the actual selling price of the business at close, which may or may not occur.

-----------------------------------------------------------------------------
Milestone or Step     Expected Manner of    Date When Step Should    Cost of
                   Occurrence or Method of     be Accomplished     Completion
                         Achievement
------------------------------------------------------------------------------

       Facilities
       ----------      Review Buildings and
       Locate and                    sites.      September 2004        -0-
        Establish
           Office
      Facilities.
------------------------------------------------------------------------------
        Personnel     Utilizing Nation-List
        ---------            International,
     A)Recruiting    International Business       Proceeding        $1,100
  Associates. [1]     Brokers Association.

       B)Training
      Associates.    First Group of Trained
                                Associates.       June 2004            -0-
     C)Evaluating
      Associates.        Review First Group       June 2004            -0-
                        Associates results.

------------------------------------------------------------------------------
         Policies
         --------
        Implement      Issue and Distribute
        Operation      Associate's Handbook        July 2004           $600
     Policies and
      Procedures.
------------------------------------------------------------------------------

Marketing WFG [2]
-------------
 A)Finalize Plan.   Determine percentage of
                             various Media.        April 2004          -0-

 B)Execute Plan       Place Ads and Other
     Branding WFG                     Media        July 2004      Estimated
                                                                  Initial
                                                                  $5,000
------------------------------------------------------------------------------
         Clients
          -------
       (Sellers &            Utilizing Wall
          Buyers)           Street Journal,
                            BizBuySell.com,       April 2004       $1,000
      A)Implement    International Business
   Client Search.                   Brokers
                   Association our internal
                                  database.

                     Utilizing I-Market and       April 2004       $4,300
     B) Implement           Other Lists for
      Direct Mail             which contain
      Campaign to         information about
   businesses set        potential business
forth in acquired       buyers and sellers.
         lists of
        potential
         clients.

      C)Servicing         Working with Sellers    Proceeding to
         Clients.         and Buyers To           solicit Business
                          Structure Deals.        Listings to sell    -0-
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

If any of the steps above are not completed as presented in the preceding milestone table, it could delay the overall schedule and eliminate or reduce 2004 revenues.

ITEM 7.  FINANCIAL STATEMENTS


                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Winfield Financial Group, Inc.
  (A Development Stage Company)
  Las Vegas, Nevada

We have audited the accompanying balance sheet of Winfield Financial Group, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2003 and the six months ended December 31, 2002 and for the period from May 2, 2000 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winfield Financial Group, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 and the six months ended December 31, 2002 and for the period from May 2, 2000 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Winfield has incurred losses of $161,627 form its inception. Winfield will require additional working capital to develop its business until Winfield either (1) restart operations and achieve a level of revenues adequate to generate sufficient cash flows from operations; or
(2) obtain additional financing. These conditions raise substantial doubt about Winfield's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 3, 2004

                 WINFIELD FINANCIAL GROUP, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                        December 31, 2003





     ASSETS

Cash                                                   $     379
                                                       =========



     LIABILITIES

Accounts payable                                       $       -
                                                       ---------

     STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 authorized,
 none issued and outstanding
Common stock, $.001 par, 20,000,000 shares
 authorized, 5,257,150 shares issued and outstanding       5,257
Paid in capital                                          156,749
Deficit accumulated during the development stage        (161,627)
                                                       ---------
   Total Stockholders' Equity                                379
                                                       ---------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $     379
                                                       =========

                 WINFIELD FINANCIAL GROUP, INC.
                  (A Development Stage Company)
                     STATEMENTS OF EXPENSES
 Year ended December 31, 2003 and Six Months Ended December 31,
                            2002 and
for the period May 2, 2000 (Inception) Through December 31, 2003


                                        Six Months                   Inception
                                           Ended       Year Ended    Through
                                        December 31,   December 31,  December
                                           2003          2002        31, 2003
                                       ------------   -----------   ----------


Administrative expenses                 $  46,422      $  66,705    $ 161,627
                                          ---------     ---------    ---------
Net loss                                $ (46,422)     $ (66,705)   $(161,627)
                                          =========     =========    =========

Basic and diluted net
  loss per common share                    $(0.01)        $(0.01)

Weighted average common
  shares outstanding                    4,930,733      4,824,274















        See accompanying summary of accounting policies and notes to financial statements.

               WINFIELD FINANCIAL GROUP, INC.
                 (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Period from May 2, 2000 (Inception) through December 31, 2003


                                                                      Deficit
                                                                    accumulated
                                                      Additional    during the
                                 Common Stock           paid in     development
                                                        capital        Stage          Total
                              Shares       Amount
                           -----------   ----------   -----------   -----------   -----------

Issuance of common stock
  to founders for cash      3,600,000     $ 3,600      $  1,200      $     -       $  4,800
Issuance of common stock
  for services                400,000         400        39,600            -         40,000
Net loss                            -           -             -      (40,000)       (40,000)
                           -----------   ----------   -----------   -----------   -----------

Balance, June 30, 2000      4,000,000       4,000        40,800      (40,000)       (40,000)

Issuance of common stock
  for cash                     37,000          37         3,663            -          3,700
Net loss                            -           -             -       (7,273)        (7,273)
                           -----------   ----------   -----------   -----------   -----------
Balance, June 30, 2001      4,037,000       4,037        44,463      (47,273)        (1,227)

Net loss                            -           -             -       (1,227)        (1,227)
                           -----------   ----------   -----------   -----------   -----------
Balance, June 30, 2002      4,037,000       4,037        44,463      (48,500)             -

Issuance of common stock
  for cash                    857,150         857        76,349            -          77,206
Net loss - restated                 -           -             -      (66,705)        (66,705)
                           -----------   ----------   -----------   -----------   -----------
Balance, December 31, 2002  4,894,150       4,894       120,812     (115,205)         10,501

Issuance of common stock
  For services                363,000         363        35,937            -          36,300
Net loss                            -           -             -      (46,422)        (46,422)
                           -----------   ----------   -----------   -----------   -----------
Balance, December 31, 2003  5,257,150     $ 5,257      $156,749    $(161,627)      $     379
                           ===========   ==========   ===========   ===========   ===========


        See accompanying summary of accounting policies and notes to financial statements.

               WINFIELD FINANCIAL GROUP, INC.
                (A Development Stage Company)
                  STATEMENTS OF CASH FLOWS
 Year ended December 31, 2003 and Six Months Ended December
                        31, 2002 and
 for the period May 2, 2000 (Inception) Through December 31,
                            2003



                                         Year       Six Months    Inception
                                        Ended         Ended        Through
                                     December 31,   December 31,  December 31,
                                         2003          2002          2003
                                       --------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $(46,422)     $(66,705)     $(161,627)
 Adjustments to reconcile net loss
  to cash used in operating activities:
     Stock issued for services           36,300             -         76,300
 Changes in:
   Accounts payable                      (3,600)        3,600              -
                                       --------      --------      ---------

NET CASH USED IN OPERATING ACTIVITIES   (13,722)      (63,105)       (85,327)


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash            -        77,206         85,706
                                       --------      --------      ---------
NET CHANGE IN CASH                      (13,722)       14,101            379
 Cash balance, beginning                 14,101             -              0
                                       --------      --------      ---------
 Cash balance, ending                  $    379      $ 14,101      $     379
                                       ========      ========      =========








        See accompanying summary of accounting policies and notes to financial statements.

               WINFIELD FINANCIAL GROUP, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Winfield Financial Group, Inc. ("Winfield") has been organized to provide consulting services as a business broker. Winfield was incorporated in the state of Nevada on May 2, 2000. Winfield Financial will provide consulting services primarily for sellers offering businesses with a sales range of up to approximately $75,000,000 in annual revenues. Winfield has changed its fiscal year end from June 30 to December 31, effective for the six months ended December 31, 2002.

Cash and cash equivalents. For purposes of the statement of cash flows, Winfield Financial considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement.
Actual results could differ from those estimates.

Income taxes. Winfield Financial recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Winfield Financial provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic loss per common share. Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent accounting pronouncements. Winfield does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Winfield's results of operations, financial position or cash flow.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Winfield has historically incurred losses, and through December 31, 2003 has incurred losses of $161,627 from its inception. Because of these historical losses, Winfield will require additional working capital to develop its business operations.

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


NOTE 3 - COMMON STOCK

In November 2003, Winfield Financial approved entering into an agreement for financial and marketing services, wherby the consultant would be issued 325,000 shares of Winfield
Financial's common stock for services to be rendered to Winfield Financial from December 2003 through June 2004.
Winfield Financial recorded the stock at the fair value of the service provided or $32,500.

In July 2003, Winfield Financial approved the issuance of
38,000 shares valued at $3,800 for financial services.

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


NOTE 4 - INCOME TAXES

For the year ended December 31, 2003, Winfield incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $76,000 at December 31, 2003, and will expire in the years 2021 through 2023.

          Deferred tax assets                 $ 26,000
          Less: valuation allowance            (26,000)
                                              --------
          Net deferred taxes                  $      0
                                              ========



NOTE 5 - RELATED PARTY TRANSACTIONS

Winfield neither owns nor leases any real or personal property as of December 31, 2003. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will stay involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A policy for handling such a conflict has not yet been formulated.

NOTE 6 - SUBSEQUENT EVENTS

In January 2004 Winfield Financial entered into three consulting agreements for financial and marketing services.
Winfield Financial agreed to issue 825,000 shares for services to be provided in 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None--Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors, executive officers and key employees are as follows:

     NAME               AGE             POSITION
--------------------------------------------------------------

Robert W. Burley         58            President, Treasurer,
                                       Director, CEO

Linda B. Burley          55            Secretary, Director

William J. McKay         67            Vice President and
                                       Corporate Broker

Mark D. Johnson          40            Vice President and
                                       Director

Dr. Thomas Guthrie       56            Director

Robert W. Burley has been President, Treasurer, Director, and CEO since our inception. Mr. Burley has been President and Corporate Broker for Financial Marketing, Inc. since January 1981 and oversees the management team of FMI. The firm has a primary role of as a Business Broker handling the marketing and sale of small local businesses. He received a Bachelor of Science degree from Ohio University, Athens Ohio in 1972. The firm is also involved in business consulting and business valuation. We are planning to have Robert E. Hart take over the daily operations of FMI as Vice President and Corporate Broker in December 2003 relieving Mr. Burley of the daily company management. Mr. Burley now applies 75% of time to Winfield and 25% to FMI. It is estimated that once Mr. Hart becomes broker for FMI, Mr. Burley will apply 95% to Winfield and 5% to FMI. . Mr. William McKay has accepted the position as Vice President and Corporate Broker for Winfield Financial Group, Inc with Nevada Real Estate license number 56261.

Linda B. Burley has been our secretary since inception. She devotes a minimum time to our business. She joined The MGM Grand Hotel in March 2000 as National Sales Manager. She was promoted to Senior National Sales Manager in January 2002 and currently holds that position. Her responsibilities include securing convention business for The MGM Grand Hotel and specializing in corporate accounts located in the Northeast United States with emphasis in the pharmaceutical and insurance industries. Prior to joining The MGM Grand, Ms. Burley was National Sales Manager for Mandalay Bay Resort from September 1998 to March 2000. Prior to this position, she held the position for Alexis Park Resort from August 1988 to September 1998, working as Vice President of Sales & Marketing for that company during her last 5 years. She currently holds the designation of "Certified Meeting Professional," a designation offered through the Convention Industry Council, and has held that designation for five years. She is currently enrolled at the University of
Nevada, Las Vegas and working towards a Bachelor of Arts degree in Communications.

William J. McKay is our Vice President and Corporate Broker as of June 2003. Mr. McKay owned and operated an advertising agency called Capital Media from 1971 to 1974. After leaving Capital Media, Mr. McKay served on the Board of Directors for Checkmate Electronics as Vice President and National Sales Manager from 1973 to 1976. While serving on the Board of Directors for Checkmate Electronics it become a
public company.   Mr. McKay performed real estate sales for
Durable Developers from 1976 to 1980 under a Nevada real estate salesman license. He owned and operated Advance Realty from 1980 to 1990 as a sole proprietor broker license. He owned and operated Nevada Business Brokers as the Corporate Broker from 1990 until 2002 under a corporate broker license. Mr. McKay reopened and still owns Advance Realty from 2001 to date under the individual sole proprietor broker license. Advance Realty is in the real estate development and sales business and does not compete with our business. In this capacity, he currently devotes approximately 60% of his time to our business and anticipates that during the next 12 months he will continue to devote approximately 60% of his time to our business. Nevada law does not require him to be full time. Mr. McKay may have conflicts in allocating his time between our business and his other activities, although he has orally agreed to devote all time necessary to our business under Nevada law. He currently devotes approximately 60% of his time to our business and anticipates that during the next 12 months he will continue to devote approximately 60% of his time to our business. Nevada law does not require him to be full time. Mr. McKay may have conflicts in allocating his time between our business and his other activities, although he has orally agreed to devote all time necessary to our business under Nevada law.

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

Dr.  Thomas Guthrie is President and CEO of Southern Nevada
Certified   Development  Company,  a   federally   licensed
regionally   certified  economic  development   investment-
banking  firm  that  he formed and has  worked  continually
since  January 1983.  He served as Chairman of  the  Nevada
Delegation on the White House Conference on Small  Business
in  July 1995. He received a Bachelor of Arts in Psychology
and  Education in September of 1976, MBA September of  1983
and a Doctor of Letters Degree in September of 1992 all from Clayton University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2003 beneficial owners complied with Section 16(a) filing requirements applicable to them.

              ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation paid to Mr.
Burley, our current president and CEO. No other executive officer received compensation in excess of $60,000 during that period.

Name           Position        Year          Compensation
-------------------------------------------------------------
Robert W.      President,      2002 and        $0
Burley         Treasurer and   2003
               CEO

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to this individual during these periods.

We currently have no agreements to pay compensation to any of our executive officers. However, in March 2004, we issued 400,000 shares of common stock to Mr. Johnson and 100,000 shares of common stock to Dr. Guthrie as services for compensation rendered.

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

Name and Business Address             Number of Shares     Percentage
                                                           of Shares
                                                            Issued
----------------------------------------------------------------------

Robert Burley [1]                       3,540,000            57.1%
2770 S. Maryland Parkway, Ste. 402,
LasVegas, NV  89109

Linda Burley [1]                        3,540,000            57.1%
2770 S. Maryland Parkway, Ste. 402,
LasVegas, NV  89109

Mark Johnson                              450,000             7.3%
2770 S. Maryland Parkway, Ste. 402,
LasVegas, NV  89109

GoPublicToday.com, Inc.                   700,000            11.3%
Stephen Brock, President [2]
and Mr. Brock, individually
500 N. Rainbow Blvd. Suite 300
Las Vegas, NV 89107

 All officers and directors as          4,090,000            65.9%
a group [4 persons]

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

[2]   Mr.  Stephen Brock is the natural person that controls
GoPublicToday.com, Inc which owns 375,000 shares of Winfield common stock. Mr. Brock individually owns 325,000 shares of common stock.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 6,249,650 shares of common stock outstanding as of March 22, 2004.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this Report:

         None

(b)      Exhibits:

         The following exhibits listed are filed as part of this Report:

         31.1 Rule 13a-14(a)/15d-14(a) Certification of
 Chief Executive Officer and Chief Financial Officer, Robert
 Burley

        32.1 Section 1350 Certification, Robert Burley

Item 14. Controls and Procedures

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


Item 15. Principal Accountant Fees and Services

Audit fees

2002 - $2200
2003 - $4085

Audit fees only. No other fees as described in Item 9e of
Schedule 14A.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Title                    Name              Date              Signature
  -------                 -------           ---------         -------------

Principal Executive
Officer                 Robert Burley     March 22, 2004    /s/ Robert Burley
                                                            -----------------

Principal Accounting    Robert Burley     March 22, 2004    /s/ Robert Burley
Officer                                                     -----------------

Principal Financial
Officer                 Robert Burley     March 22, 2004    /s/ Robert Burley
                                                            -----------------

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


    SIGNATURE                  NAME               TITLE           DATE
  --------------            -----------          --------       ---------

 /s/ Robert Burley         Robert Burley         Director      March 22, 2004

/s/ Linda B. Burley        Linda B. Burley       Director      March 22, 2004

/s/ Mark D. Johnson        Mark D. Johnson       Director      March 22, 2004

/s/ Dr. Thomas Guthrie     Dr. Thomas Guthrie    Director      March 22, 2004