Form 10QSB
period 2004-03-31
WINFIELD FINANCIAL GROUP INC
filed 2004-05-17
CIK 1192069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ---------    -----------

                        Commission file number 000-50014


                         WINFIELD FINANCIAL GROUP, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                   88-0478644
  -------------------------------           --------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


                 1126 West Foothill Blvd, Suite 105, Upland, CA 91786
                 ----------------------------------------------------
                    (Address of principal executive offices)


                                    (909) 608-2035
                                    --------------
                         (Registrant's telephone number)


                      2770 S. Maryland Parkway, Suite 402
                            Las Vegas, Nevada 89109
                            -----------------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 17, 2004, 31,414,650 shares of Common Stock of the issuer were
                   ----------------
outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

     Subsequent to the period covered by the following financial statements, the Registrant acquired HBSGI, as defined below. The following financial statements do not include the business operations of HBSGI.


                         WINFIELD FINANCIAL GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004


     ASSETS
Cash                                                     $   1,114
                                                           ========



     LIABILITIES                                         $       -
                                                           --------

     STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 5,000,000 authorized,
  none issued and outstanding
Common stock, $.001 par, 20,000,000 shares
  authorized, 6,249,650 shares issued and outstanding        6,249
Paid in capital                                            254,908
Deficit accumulated during the development stage          (260,043)
                                                           --------
    Total Stockholders' Equity                               1,114
                                                           --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $   1,114
                                                           ========




                 WINFIELD FINANCIAL GROUP, INC.
                 (A Development Stage Company)
                   STATEMENTS OF OPERATIONS
        Three Months Ended March 31, 2004 and 2003 and
           the Period From May 2, 2000 (Inception)
                    Through March 31, 2004



                             Three Months
                                 Ended              Inception
                                March 31,            Through
                            2004         2003          2004
                          --------      -------     ---------
Revenues                 $      850   $        -   $      850

Administrative expenses      99,266        5,688      260,893
                          --------      -------     ---------
Net loss                 $  (98,416)  $   (5,688)  $ (260,043)
                          ========      =======     =========


Basic and diluted net
  loss per common share  $    (0.02)  $    (0.00)

Weighted average common
  shares outstanding      5,404,557    4,894,150



                          WINFIELD FINANCIAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 2004 and 2003 and
                     the Period From May 2, 2000 (Inception)
                             Through March 31, 2004



                                                 Three Months        Inception
                                                Ended March 31,       Through
                                              2004        2003         2004
                                            --------     -------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $ (98,416)  $   (5,688)  $ (260,043)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Stock issued for services                 99,151            -      175,451
  Changes in:
    Accounts payable                               -       (1,600)           -
                                            --------     -------     ---------
NET CASH USED IN OPERATING ACTIVITIES            735       (7,288)     (84,592)


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                -            -       85,706
                                            --------     -------     ---------
NET CHANGE IN CASH                               735       (7,288)       1,114

  Cash balance, beginning                        379       14,101            -
                                            --------     -------     ---------
  Cash balance, ending                     $   1,114   $    6,813   $    1,114
                                            ========     ========    =========

                         WINFIELD FINANCIAL GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Winfield Financial Group, Inc. ("Winfield") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Winfield's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the Form 10-KSB, have been omitted.


NOTE 2 - EQUITY TRANSACTIONS

In the first quarter of 2004, Winfield issued 991,500 shares of common stock for services valued at $99,151.


NOTE 3 - SUBSEQUENT EVENTS

In May 2004, Winfield:

- Issued 25,150,000 shares for all outstanding shares of Health Care Business Services, Inc., AutoMed Software Corporation, and Silver Shadow Properties, LLC.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     Winfield Financial Group, Inc. (the "Company" or the "Registrant") was incorporated in the State of Nevada on May 2, 2000. Prior to the Acquisition, discussed below, the Registrant was a business broker, primarily representing sellers and offering its clients' businesses for sale. As a result of the Acquisition, the Registrant changed its business focus.

     Subsequent Events
     -----------------

     On April 7, 2004, the Company filed Articles of Exchange with the State of Nevada to take effect on such date. Under the terms of the Articles of Exchange, the Company was to acquire Vanguard Commercial, Inc., a Nevada corporation ("Vanguard") whereby the Company was to issue 197,000 of its shares of common stock in exchange for all of the issued and outstanding common stock of Vanguard. Robert Burley, a Director of the Company and the Company's
 President, Chief Executive Officer and Treasurer is also an officer and director of Vanguard. Subsequent to the effective date of the exchange with Vanguard, the Company and Vanguard mutually agreed to rescind the transaction. The Company filed a Certificate of Correction with the State of Nevada rescinding the exchange with Vanguard, which never took place and the Company never issued any of its shares with respect thereto.

     On April 22, 2004, the Company amended its Articles of Incorporation to increase the authorized shares to Fifty Million (50,000,000) shares of common stock, to reauthorize the par value of $.001 per share of common stock and to reauthorize 5,000,000 shares of preferred stock with a par value of $.001 per share of preferred stock.

     On April 23, 2004, the Registrant acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation ("Healthcare"). As part of the same transaction on May 7, 2004, the Registrant acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." The term "Company" shall include a reference to Winfield Financial Group, Inc., Healthcare, AutoMed and Silver Shadow unless otherwise stated. Healthcare, AutoMed and Silver Shadow are sometimes collectively referred to herein as "HBSGI."

     The Registrant acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Registrant's common stock. Immediately after these transactions, there were 31,414,650 shares of the Registrant's common stock outstanding. As a result, control of the Registrant shifted to Ms. Basu who owns approximately 80.0% of the Registrant's common stock.

     HBSGI is a medical billing service provider that for over nine years has assisted various health care providers to successfully enhance their billing function. The Company has a diversified market base with operations in Providence, Rhode Island; Stockton, California; Laredo, Texas; and Upland, California. The Company has developed a proprietary software system, AutoMed, that it plans to begin marketing in 2004. In addition, the Company made an investment in real estate which the Company had rezoned for its first surgical center.

PLAN OF OPERATIONS

     As of March 31, 2004, the Company could no longer satisfy its cash requirements and was seeking additional financing or a potential merger or acquisition partner which may have included the purchase or sale of plant or significant equipment or a significant change in employees. At such time, the Company did not have any plans to conduct any research and development.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     As discussed above, subsequent to the period covered by this report on Form 10-QSB, the Company acquired HBSGI which is an operating company that has been engaged in medical billing for over nine years. Neither the financial statements nor the following discussions regarding the results of operations or critical accounting assumptions include the business operations of HBSGI.

     The Company has generated minimal revenues since inception on May 2, 2000. To date the Company has focused its current efforts on start-up activities, maintenance of its corporate status and capital raising activities.

     The Company had revenues of $850 for the three months ended March 31, 2004, as compared to no revenues for the three months ended March 31, 2003.

     The Company had administrative expenses of $99,266 for the three months ended March 31, 2004, as compared to $5,688 for the three months ended March 31, 2003. The increase in administrative expenses was primarily due to the issuance of shares for services valued at $99,151.

     The Company had a net loss of $98,416 for the three month period ended March 31, 2004, as compared to $5,688 for the three month period ended March 31, 2003. The increase in net loss was directly attributable to the increase in administrative expenses that was somewhat offset by the increase in revenues.

Liquidity and Capital Resources

     As of March 31, 2004, the Company had cash of $1,114, which was its only current asset. As of March 31, 2004, the Company did not have any current liabilities. As of March 31, 2004, the Company had $1,114 of working capital and an accumulated deficit of $260,043.

     The Company had $735 of cash provided by operations. The cash provided by operations was due to the issuance of common stock in exchange for services valued at $99,151 that was offset by the Company's $98,416 net loss. No cash was provided to the Company by investing or financing activities during the three month period ended March 31, 2004. The Company experienced a $735 net increase in cash for the three month period ended March 31, 2004. The net increase in cash is directly attributable to the cash provided by operations. As of March 31, 2004, the Company could no longer satisfy its cash requirements and was seeking additional financing or a potential merger or acquisition partner. As discussed above under the heading "Subsequent Events," the Company acquired HBSGI.

Critical Accounting Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern. As of March 31, 2004 and prior to the Acquisition, the Company had generated minimal revenues since inception, had very little cash, and was in serious need of additional financing. These factors among others indicated that the Company may have been unable to continue as a going concern, particularly in the event that it could not obtain additional financing or a suitable merger or acquisition partner. The Company's continuation as a going concern depended upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing or a suitable merger or acquisition partner. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements also do not include the business operations of HBSGI which was acquired subsequent to the period covered by such financial statements.

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (c) In January 2004, the Company issued 38,000 shares of its common stock, $.001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act"), to Karimi & Associates in consideration for services that they provided to the Company regarding the Acquisition. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On April 21, 2004, the majority stockholders consented to action without a meeting whereby the majority stockholders approved a change to the Company's Articles of Incorporation to increase the authorized shares to Fifty Million (50,000,000) shares of common stock, to reauthorize the par value of $.001 per share of common stock and to reauthorize 5,000,000 shares of preferred stock with a par value of $.001 per share of preferred stock.

ITEM 5.  OTHER INFORMATION

     In connection with the acquisition of HBSGI, Robert Burley will resign as a Director and as the President, Chief Executive Officer and Treasurer of the Registrant effective May 17, 2004. Linda Burley resigned as a Director and as Secretary. Bharati Shah, MD was appointed as a Director to fill the vacancy and Christopher Madero was appointed as Secretary. Upon Mr. Burley's resignation on May 17, 2004, Chandana Basu will be appointed as a Director to fill the vacancy on the Board of Directors and as the Chief Executive Officer and Treasurer. Dr. Thomas Guthrie will be appointed as the President. As a result of the change in focus of the Registrant's business, the Registrant will change its name to Healthcare Business Services Groups, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

3.1              Certificate of Amendment to Articles of
                 Incorporation                                            *

3.2              Certificate of Correction                                *

4.1              Consulting Services Agreement between Winfield
                 Financial Group, Inc. and Aldo Rotondi                  (1)

4.2              Consulting Services Agreement between Winfield
                 Financial Group, Inc. and Stephen Brock                 (1)

4.3              Legal Services Agreement between Winfield
                 Financial Group, Inc. and Michael T. Williams, Esq.     (1)

5.1              Opinion of the Law Offices of Williams Law Group, P.A.  (1)

23.1             Consent of the Law Offices of Williams Law Group, P.A.
                 (included in Exhibit 5.1)                               (1)

23.2             Consent of Malone & Bailey, PLLC                        (1)

31               Certificate of the Chief Executive Officer and
                 Chief Financial Officer pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002                        *

32               Certificate of the Chief Executive Officer and
                 Chief Financial Officer pursuant to Section 906
                 of the Sarbanes- Oxley Act of 2002                       *

(1) Filed as Exhibits 4.1, 4.2, 4.3, 5.1, 23.1 and 23.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 22, 2004.

* Filed Herein.

b)     REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on January 16, 2004, to report the resignation of Mr. Daniel C. Geiger as a Director.


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WINFIELD FINANCIAL GROUP, INC.

Dated: May 17, 2004                By /s/ Robert Burley
                                   ------------------------
                                   Robert Burley,
                                   Title: Chief Executive Officer and
                                   Chief Financial Officer

                                  EXHIBIT 3.1

              Certificate of Amendment to Articles of Incorporation
              -----------------------------------------------------
                         For Nevada Profit Corporations
                         ------------------------------
          (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)

1. Name of corporation:     WINFIELD FINANCIAL GROUP, INC.

2. The articles have been amended as follows (provide article numbers, if available):

   4. Authorized Shares:

The capitalization of the corporation is amended to increase the authorized shares to Fifty Million (50,000,000) shares of common stock, to reauthorize the par value of $.001 per share of common stock and to reauthorize 5,000,000 shares of preferred stock with a par value of $.001 per share of preferred stock.

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is: 3,340,000 shares.

4. Effective date of filing (optional):

5. Officer Signature: /s/ Robert W. Burley, President
                      -------------------------------

                                  EXHIBIT 3.2


                            Certificate of Correction
                            -------------------------
     (Pursuant to NRS 78, 78A, 80, 81, 82, 84, 86, 87, 88, 88A, 89 and 92A)

1. Name of the entity for which correction is being made:

    WINFIELD FINANCIAL GROUP, INC.

2. Description of the original document for which correction is being made:

    ARTICLES OF EXCHANGE

3. Filing date of the original document for which correction is being made:
04/07/2004.
----------

4. Description of the inaccuracy or defect.

Winfield Financial Group, Inc. and Vanguard Commercial, Inc. have rescinded the plan of exchange and Articles of Exchange. The Articles of Exchange were filed in error as the exchange never took place.

5. Correction of the inaccuracy or defect.

Either change your records to reflect that the Articles of exchange have been rescinded and were filed in error as the transaction never took place or delete the filing from your records.

6. Signature:

/s/ Robert W. Burley         President               4/25/04
-------------------          ---------               -------
Authorized Signature          Title                    Date

                                   EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Burley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Winfield Financial Group, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 17, 2004


                                   By: /s/ Robert Burley
                                   -------------------------------
                                   Robert Burley,
                                   Chief Executive Officer and
                                   Chief Financial Officer

                                   EXHIBIT 32

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Robert Burley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Winfield Financial Group, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Winfield Financial Group, Inc.

Date: May 17, 2004

                                   By: /s/ Robert Burley
                                       -------------------------------
                                       Robert Burley,
                                       Chief Executive Officer and
                                       Chief Financial Officer