Form 10QSB
period 2004-06-30
WINFIELD FINANCIAL GROUP INC
filed 2004-08-27
CIK 1192069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  June  30,  2004

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For  the  transition  period  from__________to________

               Commission  file  number  000-50014


                              WINFIELD FINANCIAL GROUP, INC.
                              ------------------------------
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                        88-0478644
     ------------------                             --------------------
(State  or  other  jurisdiction  of          (IRS Employer Identification No.)
  incorporation  or  organization)

                 1126 West Foothill Blvd, Suite 105, Upland, CA 91786
                 ----------------------------------------------------
                    (Address of principal executive offices)

                                 (909) 608-2035
                          -----------------------------
                        (Registrant's telephone number)


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

     As of August 23, 2004, 29,774,650 shares of common stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

During the period covered by this Report, the Registrant acquired Healthcare Business Services Groups, Inc., AutoMed Software Corp., Silver Shadow Properties, LLC (collectively referred to as "HBSGI"). HBSGI is the wholly-owned subsidiary through which the Registrant conducts its business. The following financial statements include the business operations of HBSGI.


                         WINFIELD FINANCIAL GROUP, INC.
             (formerly Healthcare Business Services Groups, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004



  ASSETS
Current Assets
  Cash                                                        $    3,725

Property and equipment, net of accumulated
  depreciation of $99,818                                        762,085
Other assets                                                       4,330
                                                             ------------
  Total Assets                                                $  770,140
                                                             ============

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                            $  131,743
  Accrued expenses                                                67,150
  Income tax payable                                               5,555
  Line of credit                                                  45,433
  Due to trust fund                                              181,427
  Notes payable                                                  480,704
  Convertible Note payable for services                          250,000
  Note payable - related party                                   166,282
                                                             ------------
  Total Current Liabilities                                    1,328,294

Commitments & Contingencies

Stockholders' Deficit
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued and outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 32,414,650 shares are issued and outstanding      32,415
  Additional paid in capital                                     987,585
  Accumulated deficit                                         (1,578,154)
                                                             ------------
  Total Stockholders' Deficit                                   (558,154)
                                                             ------------
    Total Liabilities and Stockholders' Deficit               $  770,140
                                                             ============


                         WINFIELD FINANCIAL GROUP, INC.
             (formerly Healthcare Business Services Groups, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2004 and 2003



                                 Three Months                   Six Months
                              2004         2003            2004           2003
                          -----------   -----------    -----------    -----------
Revenue                  $    423,750   $    643,046  $    832,066   $  1,114,888

Selling, general
  & administrative          1,816,492        598,070     2,336,344      1,142,048
Depreciation                    9,312          7,534        18,624         15,068
Interest expense               26,809            448        42,290            448
Income taxes (recovery)             -              -             -         (7,274)
                          -----------   -----------    -----------    -----------
Total expenses              1,852,613        606,052     2,397,258      1,150,290
                          -----------   -----------    -----------    -----------
  Net income (loss)      $(1,428,863)  $     36,994  $ (1,565,192)  $    (35,402)
                          ===========   ===========    ===========    ===========


Basic and diluted net
  loss per share         $       (.05)  $        .00  $       (.06)  $       (.00)
Weighted average
  shares outstanding       29,831,277     25,150,000    27,490,638     25,150,000


                         WINFIELD FINANCIAL GROUP, INC.
             (formerly Healthcare Business Services Groups, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    Six Months Ended June 30, 2004 and 2003


                                                      2004           2003
                                                  -----------    -----------
Cash Flows From Operating Activities
  Net loss                                       $ (1,565,192)  $    (35,402)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                       18,624         15,068
    Stock for services                              1,010,000              -
    Changes in:
  Other accounts receivable                            78,306        (18,456)
  Other assets                                            156          1,460
  Accounts payable                                   (132,417)       169,497
  Income tax payable                                  (13,655)        (4,508)
  Accrued expenses                                     34,693              -
  Note payable for services                           250,000              -
                                                  -----------    -----------
  Net Cash Provided by (Used In)
  Operating Activities                               (319,485)       127,659
                                                  -----------    -----------
Cash Flows From Investing Activities
  Purchase of property and equipment                  (67,699)       (93,781)
                                                  -----------    -----------
  Net Cash Used In Investing Activities               (67,699)       (93,781)
                                                  -----------    -----------
Cash Flows From Financing Activities
  Net increase (decrease) from line of credit          (1,751)         8,490
  Net increase from trust fund                        181,427              -
  Proceeds from notes payable                         193,000              -
  Payments on notes payable                            (2,852)             -
  Proceeds from note payable to related party          20,169              -
                                                  -----------    -----------
  Net Cash Provided By Financing Activities           389,993          8,490
                                                  -----------    -----------
Net change in cash                                      2,809         42,368
Cash at beginning of period                               916         17,398
                                                  -----------    -----------
Cash at end of period                            $      3,725   $     59,766
                                                  ===========    ===========

                         WINFIELD FINANCIAL GROUP, INC.
             (formerly Healthcare Business Services Groups, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Winfield Financial Group, Inc. ("Winfield" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Winfield's upcoming Form 8-K to be filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 to be reported in the Form 8-K have been omitted.


NOTE 2 - REVERSE LISTING

On April 23, 2004, Winfield acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation. ("Healthcare"). As part of the same transaction on May 7, 2004, Winfield acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." As a result of the Acquisition, Winfield acquired 100% of two corporations and one limited liability company and has changed its business focus.

Winfield acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of Winfield's common stock. Immediately after these transactions, there were 31,414,650 shares of Winfield's common stock outstanding. As a result, control of Winfield shifted to Ms. Basu who owned approximately 80.0% of Winfield's common stock immediately after the Acquisition. Due to cancellations and an additional issuance, Ms. Basu currently owns 25,150,000 shares out of 29,774,650 shares of common stock of Winfield (or approximately 84.5%).


NOTE 3 - DUE TO TRUST FUND

During the six months ended June 30, 2004, Winfield borrowed $181,427 from an account that Winfield controls on behalf of itss clients. The monies were borrowed without permission of Winfield's clients. All amounts are considered due on demand and interest of 18% is being accrued on all outstanding amounts. Winfield is in the process of repaying the amounts borrowed including interest.

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:

Term loan:  proceeds received February 2004; payable in
monthly installments of $1,000 per month; remaining principal
and interest due January 31, 2005; interest of 9.5%; unsecured     $ 93,000


Term loan:  proceeds received February 2004; due May 18, 2004;
currently in default; interest of 18%; unsecured                    100,000

Equipment loan:  May 2003 due April 2008; payable in months
installments of $1,030; interest of 14%; secured by equipment        37,704

Land purchase loan:  November 2003 due November 2005; interest only payment of $1,563 payable monthly; interest of 7.5%;
secured by land                                                     250,000
                                                                   ---------
                                                                   $480,704
                                                                   =========


NOTE 5 - CONVERTIBLE NOTE PAYABLE FOR SERVICES

In connection with a consulting agreement, Winfield agreed to pay $250,000 for financial advisory services. The payment is in the form of a convertible note payable. The note was entered into in April 2004 and is due in April 2005 unless the Winfield receives $3,000,000 in funding at which time the note is payable immediately. The note bears interest of 4% and is unsecured. The note and accrued interest are convertible into the Company's common stock at 75% of the market price when converted. If the Company defaults on the note, the note is convertible at 50% of the market price when converted. When the note was issued, the market value of the stock approximated $0, therefore, there is no beneficial conversion feature associated with the note.


NOTE 6 - NOTE PAYABLE - RELATED PARTY

Winfield's majority shareholder and CEO has loaned Winfield money for operations on an as needed basis. The balance as of June 30, 2004 was $166,282.


NOTE 7 - COMMON STOCK

In June 2004, Winfield issued 1,000,000 shares for services valued at the then trading price totaling $1,010,000.

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

OVERVIEW

     Winfield Financial Group, Inc. (the "Registrant") was incorporated in the State of Nevada on May 2, 2000. Prior to the Acquisition, discussed below, the Registrant was a business broker, primarily representing sellers and offering its clients' businesses for sale. As a result of the Acquisition, the Registrant changed its business focus.

     On April 7, 2004, the Registrant filed Articles of Exchange with the State of Nevada to take effect on such date. Under the terms of the Articles of Exchange, the Registrant was to acquire Vanguard Commercial, Inc., a Nevada corporation ("Vanguard") whereby the Registrant was to issue 197,000 of its shares of common stock in exchange for all of the issued and outstanding common stock of Vanguard. Robert Burley, a former Director of the Registrant and the Registrant's former President, Chief Executive Officer and Treasurer is also an officer and director of Vanguard. Subsequent to the effective date of the exchange with Vanguard, the Registrant and Vanguard mutually agreed to rescind the transaction. The Registrant filed a Certificate of Correction with the State of Nevada rescinding the exchange with Vanguard, which never took place and the Registrant never issued any of its shares with respect thereto.

     On April 22, 2004, the Registrant amended its Articles of Incorporation to increase the authorized shares to Fifty Million (50,000,000) shares of common stock, to reauthorize the par value of $.001 per share of common stock and to reauthorize 5,000,000 shares of preferred stock with a par value of $.001 per share of preferred stock.

     On April 23, 2004, the Registrant acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation ("Healthcare"). As part of the same transaction on May 7, 2004, the Registrant acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." The Registrant acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Registrant's common stock. The term "Company" shall include a reference to Winfield Financial Group, Inc., Healthcare, AutoMed and Silver Shadow unless otherwise stated.

On June 21, 2004, the Registrant entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Registrant) and Linda Burley (former Director and Secretary of the Registrant) whereby the Registrant agreed to transfer certain assets owned by the Registrant immediately prior to the change in control in consideration for Mr. and Mrs. Burley's cancellation of an aggregate of 2,640,000 of their shares of the Registrant's common stock. The Registrant is transferring the following assets to Mr. and Mrs. Burley: i) the right to the name "Winfield Financial Group, Inc."; and ii) any contracts, agreements, rights or other intangible property that related to the Registrant's business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Registrant's financial statements. The Registrant expects to change its name from Winfield
Financial Group, Inc. to Healthcare Business Services Groups, Inc. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley, there were 29,774,650 shares of the Registrant's common stock outstanding. As a result of these transactions, control of the Registrant shifted to Ms. Basu. Ms. Basu currently owns 25,150,000 shares (or approximately 84.5%) out of 29,774,650 of the Registrant's issued and outstanding common stock.

     The Registrant is a holding company for HBSGI. The business operations discussed herein are conducted by HBSGI. The Registrant, through HBSGI, is engaged in the business of providing medical billing services to healthcare providers in the United States.

     The Company is a medical billing service provider that for over nine years has assisted various healthcare providers to successfully enhance their billing function. The Company has a diversified market base with customers in Providence, Rhode Island; Laredo, Texas; and Upland, California. The Company closed its office in Stockton, California. The Company has developed a proprietary medical billing software system named AutoMed(TM). The Company has installed, and is currently beta testing, AutoMed(TM) at some of the Company's existing medical billing clients. The Company expects that after this software is launched, revenues will grow substantially over the next three to five years extending its billing model into the technology era. In addition, the Company made an investment in real estate which the Company had rezoned for development and construction of a surgical center.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Revenue for the three months ended June 30, 2004 decreased $219,296 (or 34%) to $423,750 as compared to revenue of $643,046 for the three months ended June 30, 2003. The decrease in revenues was due to the implementation of new software that is in compliance with the Health Insurance Portability and Accountability Act ("HIPPA").

     Selling, general & administrative ("SG&A") expense for the three months ended June 30, 2004 increased $1,218,422 (or 204%) to $1,816,492 as compared to SG&A expenses of $598,070 for the three months ended June 30, 2003. The increase in SG&A expense was due to costs associated with the Acquisition, the issuance of stock for services, and costs of property development by Silver Shadow.

     Depreciation expense was $9,312 for the three months ended June 30, 2004, as compared to depreciation expense of $7,534 for the three months ended June 30, 2003. The increase in depreciation expense was due to an increase in property and equipment.

     Interest expense was $26,809 for the three months ended June 30, 2004, as compared to interest expense of $448 for the three months ended June 30, 2003. The increase in interest expense was primarily due to an increase in notes payable.

     Total expenses for the three months ended June 30, 2004 increased $1,246,561 (or 206%) to $1,852,613 as compared to total expenses of $606,052 for the three months ended June 30, 2003. The increase in total expenses was due to the increase in SG&A, depreciation expense, and interest expense.

     Net loss was $1,428,863 (or basic and diluted net loss per share of $0.05) for the three months ended June 30, 2004, as compared to net income of $36,994 (or basic and diluted net loss per share of $0.00) for the three months ended June 30, 2003. The change from net income to a net loss was due to the decrease in revenues and the increase in total expenses.

SIX  MONTHS  ENDED  JUNE  30,  2004  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2003

     Revenue for the six months ended June 30, 2004 decreased $282,822 (or 25%) to $832,066 as compared to revenue of $1,114,888 for the six months ended June 30, 2003. The decrease in revenues was due to the implementation of new software that is in compliance with HIPPA.

     SG&A expense for the six months ended June 30, 2004 increased $1,194,296 (or 105%) to $2,336,344 as compared to SG&A expenses of $1,142,048 for the six months ended June 30, 2003. The increase in SG&A expense was due to costs associated with the Acquisition, the issuance of stock for services, and costs of property development by Silver Shadow.

     Depreciation expense was $18,624 for the six months ended June 30, 2004, as compared to depreciation expense of $15,068 for the six months ended June 30, 2003. The increase in depreciation expense was due to an increase in property and equipment.

     Interest expense was $42,290 for the six months ended June 30, 2004, as compared to interest expense of $448 for the six months ended June 30, 2003. The increase in interest expense was primarily due to an increase in notes payable.

     Income taxes were $0 for the six months ended June 30, 2004, as compared to a recovery of income taxes of $7,274 for the six months ended June 30, 2003.

     Total expenses for the six months ended June 30, 2004 increased $1,246,968 (or 108%) to $2,397,258 as compared to total expenses of $1,150,290 for the six months ended June 30, 2003. The increase in total expenses was due to the increases in SG&A, depreciation expense, interest expense, and income taxes.

     Net loss was $1,565,192 (or basic and diluted net loss per share of $0.06) for the six months ended June 30, 2004, as compared to net loss of $35,402 (or basic and diluted net loss per share of $0.00) for the six months ended June 30, 2003. The increase in net loss was due to the decrease in revenues and the increase in total expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had current assets of $3,725 as of June 30, 2004, which consisted solely of cash. The Company had total current liabilities of $1,328,294 as of June 30, 2004, consisting of accounts payable of $131,743, accrued expenses of $67,150, income tax payable of $5,555, line of credit of $45,433, due to trust fund of $181,427, note payable of $480,704, convertible note payable for services of $250,000, and note payable to related party of $166,282.

     The Company had negative working capital of $1,324,569 as of June 30, 2004.

     Net cash used in operating activities was $319,485 during the six months ended June 30, 2004, as compared to net cash provided by operating activities of $127,659 during the six months ended June 30, 2003. The change from net cash provided by, to net cash used in, operating activities was primarily due to a net loss of $1,565,192, a decrease in accounts payable of $132,417, and a decrease in income taxes payable of $13,655 that were primarily offset by an issuance of stock for services of $1,010,000, an increase in notes payable for services of $250,000, a decrease in other accounts receivable of $78,306, and an increase in accrued expenses of $34,693.

     Net cash used in investing activities was $67,699 during the six months ended June 30, 2004, as compared to net cash used in investing activities of $93,781 during the six months ended June 30, 2003.

     Net cash provided by financing activities was $389,993 during the six months ended June 30, 2004, as compared to net cash provided by financing activities of $8,490 for the six months ended June 30, 2003. The increase in net cash provided by financing activities was primarily due to a net increase from trust fund loans of $181,427 and proceeds from notes payable of $193,000.

     In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed(TM), to begin development and construction on its first surgery center, and to purchase a second parcel of land for its second surgery center. The Company believes that it can satisfy the current cash requirements for Medical Billing. It is imperative that we raise $4 to $5 million of additional capital to fully implement our business plan with respect to AutoMed(TM) and Surgery Centers. The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed(TM) and Surgery Centers, and may cause the Company to curtail or scale back its current Medical Billing operations.

RISK  FACTORS

     NEED FOR ADDITIONAL FINANCING. In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed(TM), to begin development and construction on its first surgery center, and to purchase a second parcel of land for its second surgery center. The Company believes that it can satisfy the current cash requirements for Medical Billing. The Company needs to raise $4 to $5 million of additional financing to implement its business plan with respect to AutoMed(TM) and Surgery Centers. The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed(TM) and Surgery Centers, and may cause the Company to curtail or scale back its current Medical Billing operations.

     POTENTIAL LIABILITY REGARDING "DUE TO TRUST FUND." The Company may be liable for an amount in excess of the recorded balance for due to trust fund of $181,427 (and accrued interest) as of June 30, 2004. During 2004, the Company's CEO and majority shareholder borrowed money without authorization from a bank account used as a clearing account for monies collected on behalf of anesthesiologists in the ordinary course of business. About 10% of these collected monies belong to the Company as their fees for providing the collection service, but the amounts borrowed were in excess of this 10%. The monies are tallied and disbursed each week for the previous week's collections. All amounts borrowed are considered due on demand and interest of 18% is being accrued on all outstanding amounts. While the Company does not own this account, they have the power to transfer money, which is an internal control weakness. Management has pledged to correct this weakness and alter procedures to prevent the transfer of money solely by an officer of the Company. The Company is in the process of repaying the amounts borrowed including interest. If the clients were to sue the Company, the Company may be required to repay an amount in excess of $181,427 and the accrued interest.

     RELIANCE ON KEY MANAGEMENT. The success of the Company depends upon the personal efforts and abilities of Chandana Basu, Payel Madero, Gina Ruiz,
Valerie Salazar, and Sherryl Montgomery. The Company faces competition in retaining such personnel and in attracting new personnel should any of the foregoing chose to leave the Company. There is no assurance that the Company will be able to retain and/or continue to adequately motivate such personnel. The loss of any of these employees or the Company inability to continue to adequately motivate them could have a material adverse effect on the Company's business and operations.

     BECAUSE MS. CHANDANA BASU OWNS 84.5% OF OUR OUTSTANDING COMMON STOCK, SHE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER
MINORITY SHAREHOLDERS. Chandana Basu, a Director of the Company and the Company's Chief Executive Officer and Treasurer, owns approximately 84.5% of the issued and outstanding shares of our common stock. Accordingly, she will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Ms. Basu may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)     actual  or  anticipated  variations  in  our results of operations;
     (2)     our  ability  or  inability  to  generate  new  revenues;
     (3)     conditions  and  trends  in  the  medical  billing  industry.

Further, because our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Due to trust fund. During 2004, the Company's CEO and majority shareholder borrowed money without authorization from a bank account used as a clearing account for monies collected on behalf of anesthesiologists in the ordinary course of business. About 10% of these collected monies belong to the Company as their fees for providing the collection service, but the amounts borrowed were in excess of this 10%. The monies are tallied and disbursed each week for the previous week's collections. All amounts borrowed are considered due on demand and interest of 18% is being accrued on all outstanding amounts. While the Company does not own this account, they have the power to transfer money, which is an internal control weakness. Management has pledged to correct this weakness and alter procedures to prevent the transfer of money solely by an officer of the Company. The Company is in the process of repaying the amounts borrowed including interest. If the clients were to sue the Company, the Company may be required to repay an amount in excess of the $181,427 (and the accrued interest) shown on the Company's balance sheet as of June 30, 2004.

ITEM  3.   CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to her as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

     During 2004, the Company's CEO and majority shareholder borrowed money without authorization from a bank account used as a clearing account for monies collected on behalf of anesthesiologists in the ordinary course of business. About 10% of these collected monies belong to the Company as their fees for providing the collection service, but the amounts borrowed were in excess of this 10%. The monies are tallied and disbursed each week for the previous week's collections. While the Company does not own this account, they have the power to transfer money, which is an internal control weakness. Management has pledged to correct this weakness and alter procedures to prevent the transfer of money solely by an officer of the Company.

                          PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Group, Inc. As of the filing of this Report,
Healthcare has not paid any money with respect to such default judgment. The default judgment relates to a contract for billing services between Healthcare and Dr. Tariq entered into in 1996. After termination of the contract, Dr. Tariq requested an accounting of the amounts collected from his patients by Healthcare in connection with the billing services. In July 1999, Healthcare sent an accounting to Dr. Tariq in the amount of $275,355 collected, $42,512 charged by Healthcare as its fee, and $222,298 paid to Dr. Tariq. On September 22, 1999, Healthcare received notice of the default judgment. Although Healthcare has not taken legal steps to defend itself against the default judgment, Healthcare claims to have not received proper notice from Dr. Tariq of a civil action. To the best of Healthcare management's knowledge, Dr. Tariq has not sought to enforce the judgment as of the filing of this Report.

ITEM  2.  CHANGES  IN  SECURITIES

(C) In January 2004, the Company issued 38,000 shares of its common stock which were not registered under the Securities Act of 1933, as amended (the "Act"), to Karimi & Associates in consideration for services that they provided to the Company regarding the Acquisition. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In April 2004, the Company issued 100,000 shares and 400,000 shares of its common stock which were not registered under the Act to two Directors of the Company, Thomas Gutherie and Mark D. Johnson, respectively, in consideration for their services as Directors of the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In May 2004, the Company issued 25,150,000 shares of its common stock which were not registered under the Act to Chandana Basu pursuant to the Acquisition whereby Healthcare, AutoMed and Silver Shadow became wholly-owned subsidiaries of the Company. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In June 2004, the Company issued 1,000,000 shares of its common stock that were not registered under the Act to an entity in consideration for consulting services that the entity provided to the Company in connection with various corporate transactions. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

(e) In June 2004, Robert Burley and Linda Burley former directors and officers of the Company agreed to cancel an aggregate of 2,640,000 of their shares of common stock of the Company in consideration for the transfer of certain intangible assets of the Company held immediately prior to the Acquisition. The shares were canceled in July 2004.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

(a) The Company is in default on an unsecured term loan that it received in February 2004. The loan accrues interest at 18% per annum. The principal and interest were due on May 18, 2004. The Company is in default with respect to the principal of $100,000 and accrued interest of approximately $10,500. The total amount past due including principal and accrued interest on the date of filing this Report is approximately $110,500.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) On April 21, 2004, the majority stockholders consented to action without a meeting whereby the majority stockholders approved a change to the Company's Articles of Incorporation to increase the authorized shares to Fifty Million (50,000,000) shares of common stock, to reauthorize the par value of $.001 per share of common stock and to reauthorize 5,000,000 shares of preferred stock with a par value of $.001 per share of preferred stock. Of the 5,764,650 shares of the Company's common stock that were eligible to vote or give their signed written consent, shareholders representing 3,340,000 shares (or 57.9%) of the Company's common stock consented to the action.

ITEM  5.  OTHER  INFORMATION

Related  Party  Transactions
----------------------------

     Chandana Basu, the Company's Chief Executive Officer has loaned the Company money for operations on an as needed basis in the past, but has no commitment to do so moving forward. The balance as of June 30, 2004 was $166,282.

     Narinder Grewal, MD, a Director of the Company, is the Company's largest client. Dr. Grewal is an anesthesiologist and pain management specialist. He also operates a surgery center that is not otherwise affiliated with the Company or the Company's Surgery Center line of business. The Company provides Dr. Grewal with medical billing and other administrative services. The Company generates between 35% and 40% of its revenues from the services that it provides to Dr. Grewal. The Company has had a relationship with Dr. Grewal for eight years.

     The Company also provides services to Bharati Shah, MD, a Director of the Company. The Company receives less than 5% of its revenue from Dr. Shah.

Changes  in  Directors  and  Officers
-------------------------------------

     On April 30, 2004, Linda Burley resigned as a Director of the Company and as the Company's Secretary. On May 12, 2004, Bharati Shah, MD was appointed as a Director to fill the vacancy created by Mrs. Burley's resignation. On that same day, Christopher Madero was appointed as the Secretary.

     On May 24, 2004, Robert Burley resigned as a Director of the Company and as the Company's President, Chief Executive Officer and Treasurer. On that same day Narinder Grewal, MD was appointed as a Director to fill the vacancy created by Mr. Burley's resignation, and Chandana Basu was appointed as the Company's Chief Executive Officer and Treasurer.

Other  Events
-------------

     On June 21, 2004, Robert Burley and Linda Burley agreed to cancel an aggregate of 2,640,000 shares of the Company's common stock held by them in consideration for certain intangible assets of the including the use of the name "Winfield Financial Group, Inc." The shares were cancelled on July 27, 2004. As a result of this agreement and the change in business focus, the Company expects to change its name from Winfield Financial Group, Inc. to Healthcare Business Services Groups, Inc.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

Exhibit  No.          Description

2.1               Common  Stock  Purchase  Agreement                        (1)

2.2               Addendum  to  Common  Stock  Purchase  Agreement          (1)

3.1               Certificate  of  Amendment  to  Articles  of
                  Incorporation                                             (2)

31               Certificate  of  the  Chief  Executive  Officer  and
                 Principal  Financial  Officer  pursuant  to  Section
                 302  of  the  Sarbanes-Oxley  Act  of  2002                  *

32               Certificate  of  the  Chief  Executive  Officer  and
                 Principal  Financial  Officer  pursuant  to  Section
                 906  of  the  Sarbanes-  Oxley  Act  of  2002                *

(1) Filed as Exhibits 2.1 and 2.2, respectively, to the Report on Form 8-K filed with the Commission on May 17, 2004 and incorporated herein by reference.

(2) Filed as Exhibit 3.1 to the Report on Form 10-QSB filed with the Commission on May 17, 2004, and incorporated herein by reference.

*  Filed  Herein.

     (b)  Reports  on  Form  8-K

     The Company filed a report on Form 8-K on May 17, 2004, to report a change in control, the acquisition and disposition of assets, and changes in directors and officers.


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               WINFIELD  FINANCIAL  GROUP,  INC.

Dated:  August  27,  2004                By":  /s/  Chandana  Basu
                                               ---------------------
                                              Chandana  Basu,
                                              Chief  Executive  Officer  and
                                              Principal  Financial  Officer

EXHIBIT  31

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Chandana  Basu,  certify  that:

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

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August  27,  2004


                                   By:  /s/  Chandana  Basu
                                      ---------------------
                                        Chandana  Basu,
                                        Chief  Executive  Officer  and
                                        Principal  Financial  Officer

EXHIBIT  32

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Chandana Basu, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Winfield Financial Group, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Winfield Financial Group, Inc.

Date:  August  27,  2004

                                   By:  /s/  Chandana  Basu
                                      ---------------------
                                      Chandana  Basu,
                                      Chief  Executive  Officer  and
                                      Principal  Financial  Officer