Form 10QSB/A
period 2004-06-30
WINFIELD FINANCIAL GROUP INC
filed 2004-09-28
CIK 1192069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

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

     As of September 28, 2004, 29,774,650 shares of common stock of the issuer were outstanding.

This amended Form 10QSB relates to disclosure regarding discrepancies in a reimbursement account.

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


                         WINFIELD FINANCIAL GROUP, INC.
             (formerly Healthcare Business Services Groups, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004



  ASSETS
Current Assets
  Cash                                                        $    3,725

Property and equipment, net of accumulated
  depreciation of $99,818                                        762,085
Other assets                                                       4,330
                                                             ------------
  Total Assets                                                $  770,140
                                                             ============

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                            $  131,743
  Accrued expenses                                                67,150
  Income tax payable                                               5,555
  Line of credit                                                  45,433
  Due to reimbursement account                                   181,427
  Notes payable                                                  480,704
  Convertible Note payable for services                          250,000
  Note payable - related party                                   166,282
                                                             ------------
  Total Current Liabilities                                    1,328,294

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


                         WINFIELD FINANCIAL GROUP, INC.
             (formerly Healthcare Business Services Groups, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    Six Months Ended June 30, 2004 and 2003


                                                      2004           2003
                                                  -----------    -----------
Cash Flows From Operating Activities
  Net loss                                       $ (1,565,192)  $    (35,402)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                       18,624         15,068
    Stock for services                              1,010,000              -
    Changes in:
  Other accounts receivable                            78,306        (18,456)
  Other assets                                            156          1,460
  Accounts payable                                   (132,417)       169,497
  Income tax payable                                  (13,655)        (4,508)
  Accrued expenses                                     34,693              -
  Note payable for services                           250,000              -
                                                  -----------    -----------
  Net Cash Provided by (Used In)
  Operating Activities                               (319,485)       127,659
                                                  -----------    -----------
Cash Flows From Investing Activities
  Purchase of property and equipment                  (67,699)       (93,781)
                                                  -----------    -----------
  Net Cash Used In Investing Activities               (67,699)       (93,781)
                                                  -----------    -----------
Cash Flows From Financing Activities
  Net increase (decrease) from line of credit          (1,751)         8,490
  Proceeds from reimbursement account                 181,427              -
  Proceeds from notes payable                         193,000              -
  Payments on notes payable                            (2,852)             -
  Proceeds from note payable to related party          20,169              -
                                                  -----------    -----------
  Net Cash Provided By Financing Activities           389,993          8,490
                                                  -----------    -----------
Net change in cash                                      2,809         42,368
Cash at beginning of period                               916         17,398
                                                  -----------    -----------
Cash at end of period                            $      3,725   $     59,766
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


NOTE 3 - DUE TO REIMBURSEMENT ACCOUNT

During the six months ended June 30, 2004, Winfield had a discrepancy in a reimbursement account in the amount of approximately $200,000 and it is possible that Winfield may need to reimburse some or all of this amount in the future.

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:

Term loan:  proceeds received February 2004; payable in
monthly installments of $1,000 per month; remaining principal
and interest due January 31, 2005; interest of 9.5%; unsecured     $ 93,000


Term loan:  proceeds received February 2004; due September 7, 2004;
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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had current assets of $3,725 as of June 30, 2004, which consisted solely of cash. The Company had total current liabilities of $1,328,294 as of June 30, 2004, consisting of accounts payable of $131,743, accrued expenses of $67,150, income tax payable of $5,555, line of credit of $45,433, reimbursement account of $181,427, note payable of $480,704, convertible note payable for services of $250,000, and note payable to related party of $166,282.

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

     Net cash provided by financing activities was $389,993 during the six months ended June 30, 2004, as compared to net cash provided by financing activities of $8,490 for the six months ended June 30, 2003. The increase in net cash provided by financing activities was primarily due to a net increase from reimbursement account of $181,427 and proceeds from notes payable of $193,000.

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

RISK  FACTORS

     NEED FOR ADDITIONAL FINANCING. In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed(TM), to begin development and construction on its first surgery center, and to lease, improve and license its second surgery center. The Company believes that it can satisfy the current cash requirements for Medical Billing. The Company needs to raise $4 to $5 million of additional financing to implement its business plan with respect to AutoMed(TM) and Surgery Centers. The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed(TM) and Surgery Centers, and may cause the Company to curtail or scale back its current Medical Billing operations.

     POTENTIAL LIABILITY REGARDING REIMBURSEMENT ACCOUNT. There is a discrepancy in the Company's reimbursement account in the amount of approximately $200,000. While the Company does not own this account, it has the power to transfer money, which is an internal control weakness. Management has pledged to correct this weakness and alter procedures to prevent the transfer of money solely by an officer of the Company. It is possible that the Company may need to reimburse some or all of such amount in the future.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Due to reimbursement account. During 2004, there is a discrepancy in a reimbursement account in the amount of approximately $200,000. While the Company does not own this account, it has the power to transfer money, which is an internal control weakness. Management has pledged to correct this weakness and alter procedures to prevent the transfer of money solely by an officer of the Company. It is possible that the Company may need to reimburse some or all of such amount in the future.


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

During 2004, there is a discrepancy in a reimbursement account in the amount of approximately $200,000. While the Company does not own this account, it has the power to transfer money, which is an internal control weakness. Management has pledged to correct this weakness and alter procedures to prevent the transfer of money solely by an officer of the Company. It is possible that the Company may need to reimburse some or all of such amount in the future.



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


                                               WINFIELD  FINANCIAL  GROUP,  INC.

Dated:  September 28,  2004                 By:  /s/  Chandana  Basu
                                               ---------------------
                                              Chandana  Basu,
                                              Chief  Executive  Officer  and
                                              Principal  Financial  Officer

EXHIBIT  31

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Chandana  Basu,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Winfield Financial Group, Inc.

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

Date:  September 28,  2004


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


I, Chandana Basu, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Winfield Financial Group, Inc. on Form 10-QSB/A for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Winfield Financial Group, Inc.

Date:  September 28,  2004

                                   By:  /s/  Chandana  Basu
                                      ---------------------
                                      Chandana  Basu,
                                      Chief  Executive  Officer  and
                                      Principal  Financial  Officer