Form 10QSB
period 2004-09-30
WINFIELD FINANCIAL GROUP INC
filed 2004-11-22
CIK 1192069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from

 to

Commission file number: 000-50014

WINFIELD FINANCIAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

            NEVADA                                 88-0478644

  (State or other jurisdiction of          (IRS Employer Identification No.)

   incorporation or organization)

1126 West Foothill Blvd, Suite 105, Upland, CA 91786

(Address of principal executive offices)

(909) 608-2035

(Registrant's telephone number)

N/A

(Former name and address)

Check whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements  for the past 90 days. Yes [X] No [ ]

As of November 22, 2004, 29,774,650 shares, $.001 par value of the Company’s common stock (“Common Stock”) of the issuer were outstanding.

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

WINFIELD FINANCIAL GROUP, INC.
(FORMERLY HEALTHCARE BUSINESS SERVICES GROUP, INC.)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS

WORK IN PROGRESS	$443,984

PROPERTY AND EQUIPMENT, net	92,815

INTANGIBLE ASSET, net
Website technology costs	206,854

DEPOSITS	4,877
$$748,529

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$$240,016
Due to reimbursement account	186,426
Line of credit	45,119
Notes payable	363,891
Convertible note payable for services	250,000
Notes payable - officer	261,787
Total current liabilities	1,347,239

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value;
Authorized shares 5,000,000,
none issued and outstanding	-
Common stock, $.001 par value;
Authorized shares 50,000,000,
29,774,650 shares issued and outstanding	29,775
Additional paid in capital	990,225
Accumulated deficit	(1,618,709)
Total stockholders' deficit	(598,709)

$$748,529

The accompanying notes are an integral part of these financial statements

WINFIELD FINANCIAL GROUP, INC.
(FORMERLY HEALTHCARE BUSINESS SERVICES GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month period		For the nine month period
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Revenues	$438,052	$245,618	$1,270,118	$1,360,506

Operating expenses
General and administrative expenses	443,027	158,585	1,397,101	976,708
Officer Compensation	57,677	119,426	366,483	378,523
Depreciation and amortization	28,117	6,025	46,741	21,093
Consulting fees	15,449	18,288	1,031,236	75,842

Total operating expenses	486,594	302,324	2,841,562	1,452,166

Loss from Operations	(48,542)	(56,706)	(1,571,444)	(91,660)

Non-operating (income) expense:
Interest expense	(8,787)	11,757	33,503	12,205

Loss before income taxes	(39,755)	(68,463)	(1,604,947)	(103,865)

Provision for income taxes	800	-	800	-

Net loss	$(40,555)	$(68,463)	$(1,605,747)	$(103,865)

Basic & diluted weighted average number of
common stock outstanding	29,803,346	25,150,000	20,486,402	25,150,000

Basic & diluted net loss per share	$(0.001)	$(0.003)	$(0.078)	$(0.004)

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements

WINFIELD FINANCIAL GROUP, INC.
(FORMERLY HEALTHCARE BUSINESS SERVICES GROUP, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the nine month periods
	ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,605,747)	$(103,865)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	46,741	21,093
Issuance of shares for service	1,010,000	-
Issuance of notes payable for service	250,000	-
(Increase) decrease in current assets:
Receivables	78,306	8,398
Other assets	(391)	1,460
Increase in current liabilities:
Accounts payable and accrued expense	115,704	127,084
Total Adjustments	1,500,360	158,035
Net cash provided by (used in) operating activities	(105,387)	54,170

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(67,699)	(97,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	193,000	20,000
Proceeds from notes payable - officer	95,505	-
Payment of notes payable	(119,665)	(1,578)
Payment on line of credit	(314)	-
Proceeds from line of credit	1,751	7,533
Net cash provided by financing activities	170,277	25,955

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,809)	(17,398)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,809	17,398

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-

The accompanying notes are an integral part of these financial statements

WINFIELD FINANCIAL GROUP, INC.

(formerly Healthcare Business Services Groups, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 was filed on March 24, 2004 with the Securities and Exchange Commission and is hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

1)

NEW ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS 150 does not have a material effect on the earnings or financial position of the Company.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

NOTE 2 - REVERSE LISTING

On  April  23, 2004, Winfield acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation("Healthcare").  As part of the same transaction on May 7, 2004,  Winfield acquired  100%  of the issued and outstanding shares of AutoMed Software  Corp.,a  Nevada  corporation ("AutoMed"), and 100% of the membership interests  of Silver  Shadow  Properties,  LLC,  a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition."  As a result of the Acquisition, Winfield acquired

100% of two corporations and one limited liability company and has changed its business focus.

Winfield acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in  exchange  for  25,150,000  newly issued treasury shares of Winfield's  common  stock.  Immediately after  these transactions,  there were 31,414,650 shares of Winfield's common stock outstanding. As a result, control Winfield shifted to  Ms. Basu who owned approximately 80.0% of Winfield's common  stock immediately after the Acquisition.  Due to cancellations and an additional issuance, Ms. Basu currently owns 25,150,000 shares out of 29,774,650 shares of common stock of Winfield (or approximately 84.5%).

NOTE 3 – WORK IN PROGRESS

The Company purchased land in November 2003 for $ 390,000 and has incurred $ 53,984 through the end of the period towards the construction of the building. These costs have been shown on the balance sheet under “Work in progress” as a current asset. The Company will capitalize the costs until the time the building is completed and will start depreciation it from that point.

NOTE 4 – INTANGIBLE ASSET

The Company is accounting for Website Technology costs under the capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). Amortization begins from the date when the Website becomes operational. The website became operational from July 1, 2004. The Company amortized $ 18,805 during the period.

NOTE 5 - DUE TO REIMBURSEMENT ACCOUNT

During the nine months ended September 30, 2004, Winfield had a discrepancy in reimbursement account in the amount of $186,426 and it is possible that Winfield may need to reimburse some or all of this amount in the future.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit from a financial institution for $50,000. The line expires on May 17, 2005. The line is secured by the Company’s assets, is personally guaranteed by CEO of the Company and bears an interest rate of 10.25% .The Company has taken $ 45,119 from the line of credit as of September 30, 2004.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following:

Term loan:  proceeds received February 2004; payable in

monthly installments of $1,000 per month; remaining principal

and interest due January 31, 2005; interest of 9.5%; unsecured                                 $ 77,375

Equipment loan:  May 2003 due April 2008; payable in months

installments of $1,030; interest of 14%; secured by equipment                                      36,516

Land purchase loan:  November 2003 due November 2005; interest only payment of $1,563 payable monthly; interest of 7.5%;

secured by land                                                                                                                     250,000

                                                                                                                                                       ---------

                $363,891

              =========

Interest expense for the three month periods ending September 30, 2004 and September 30, 2003 are $ 6,806 and $ 4,100 respectively.

NOTE 8 - CONVERTIBLE NOTE PAYABLE FOR SERVICES

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

The Company recorded the interest expense of $ 2,500 and $ 0 for the three month period ending September 30, 2004 and 2003.

NOTE 9 - NOTE PAYABLE - OFFICER

Winfield's majority shareholder and CEO has loaned Winfield money for operations on an as needed basis.  The balance as of September 30, 2004 was $261,787. The loan bears interest rate of 9% p.a. and is unsecured.

The Company recorded interest expense of $ 3,373 and $ 0 for the three month period ending September 30, 2004 and 2003.

NOTE 10 - COMMON STOCK

The Company issued 1,007,500 shares of common stock valued at $100,750 between January 1, 2004 and April 23, 2004.

Winfield acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole  owner,  in  exchange  for  25,150,000  newly issued treasury shares of Winfield's  common  stock.

In June 2004, Winfield issued 1,000,000 shares for services valued at the  then trading price totaling $1,010,000.

During the period, the Company cancelled 2,640,000 shares of common stock in exchange for right to the name “Winfield Financial Group, Inc.” and the transfer of any contracts, agreements, rights ot other intangible property owned by Winfield Financial Group, Inc.(WFLD) that relate to the business operations of WFLD prior to the change in control whether or not accounted for in WFLD’s financial statements.

NOTE 11 - GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of $ 898,255 and an accumulated deficit of $ 1,613,709 as of September 30, 2004.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $ 0 and $ 3,000 for income tax during the period ended June 30, 2004 and 2003. The Company paid $ 4,376 and $ 0 interest during the period ended June 30, 2004 and 2003, respectively.

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

OVERVIEW

Winfield Financial Group, Inc. (the “Registrant”) was incorporated in the State of Nevada on May 2, 2000.  Prior to the Acquisition, discussed below, the Registrant was a business broker, primarily representing sellers and offering its clients' businesses for sale.  As a result of the Acquisition, the Registrant changed its business focus.

On April 7, 2004, the Registrant filed Articles of Exchange with the State of Nevada to take effect on such date.  Under the terms of the Articles of Exchange, the Registrant was to acquire Vanguard Commercial, Inc., a Nevada corporation (“Vanguard”) whereby the Registrant was to issue 197,000 of its shares of Common Stock in exchange for all of the issued and outstanding Common Stock of Vanguard.  Robert Burley, a former Director of the Registrant and the Registrant’s former President, Chief Executive Officer and Treasurer is also an officer and director of Vanguard.  Subsequent to the effective date of the exchange with Vanguard, the Registrant and Vanguard mutually agreed to rescind the transaction.  The Registrant filed a Certificate of Correction with the State of Nevada rescinding the exchange with Vanguard, which never took place and the Registrant never issued any of its shares with respect thereto.

On April 22, 2004, the Registrant amended its Articles of Incorporation to increase the authorized shares to Fifty Million (50,000,000) shares of Common Stock, to reauthorize the par value of $.001 per share of Common Stock and to reauthorize 5,000,000 shares of preferred stock with a par value of $.001 per share of preferred stock.

On April 23, 2004, the Registrant acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation (“Healthcare”).  As part of the same transaction on May 7, 2004, the Registrant acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation (“AutoMed”), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company (“Silver Shadow”).  The transactions are collectively referred to herein as the “Acquisition.”  The Registrant acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Registrant’s Common Stock. The term “Company” shall include a reference to Winfield Financial Group, Inc., Healthcare, AutoMed and Silver Shadow unless otherwise stated.  Healthcare, AutoMed and Silver Shadow are sometimes collectively referred to herein as “HBSGI.”

 On June 21, 2004, the Registrant entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Registrant) and Linda Burley (former Director and Secretary of the Registrant) whereby the Registrant agreed to transfer certain assets owned by the Registrant immediately prior to the change in control in consideration for Mr. and Mrs. Burley’s cancellation of an aggregate of 2,640,000 of their shares of the Registrant’s Common Stock.  The Registrant transferred the following assets to Mr. and Mrs. Burley:  i) the right to the name “Winfield Financial Group, Inc.”; and ii) any contracts, agreements, rights or other intangible property that related to the Registrant’s business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Registrant’s financial statements.  After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley, there were 28,774,650 shares of the Registrant’s Common Stock outstanding.  As a result of these transactions, control of the Registrant shifted to Ms. Basu.  Ms. Basu currently owns 25,150,000 shares (or approximately 84.5%) out of 29,774,650 of the Registrant’s issued and outstanding Common Stock.

The Registrant is a holding company for HBSGI.  The business operations discussed herein are conducted by HBSGI.  The Registrant, through HBSGI, is engaged in the business of providing medical billing services to healthcare providers in the United States.

The Company is a medical billing service provider that for over fourteen years has assisted various healthcare providers to successfully enhance their billing function.  The Company has a diversified market base with operations in Providence, Rhode Island; Laredo, Texas; and Upland, California.  The Company closed its office in Stockton, California.  The Company has developed a proprietary medical billing software system named AutoMed™.  The Company has installed, and is currently ready to market and install, AutoMed™ at some of the Company’s existing medical billing clients.  The Company expects that after this software is launched, revenues will grow substantially over the next three to five years extending its billing model into the technology era.  In addition, the Company made an investment in real estate which the Company had rezoned for development and construction of a surgical center.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue for the three months ended September 30, 2004 increased $192,434 (or 78.3%) to $438,052 as compared to revenue of $245,618 for the three months ended September 30, 2003.  The increase in revenues was due to increased collections during the quarter.

General & administrative (“G&A”) expense for the three months ended September 30, 2004 increased $284,441 (or %179.4) to $443,027 as compared to G&A expenses of $158,585 for the three months ended September 30, 2003.  The increase in G&A expense was due to costs associated with becoming a publicly traded company.

Officer compensation was $57,677 for the three months ended September 30, 2004, as compared to officer compensation of $119,426 for the three months ended September 30, 2003.  The decrease in officer compensation was due to the Chief Executive Officer drawing less for which amounts were accrued and unpaid.

Depreciation and amortization was $28,117 for the three months ended September 30, 2004, as compared to depreciation and amortization of $6,025 for the three months ended September 30, 2003.  The increase in depreciation expense was due to an increase in property and equipment.

Consulting fees were $15,449 for the three months ended September 30, 2004, as compared to consulting fees of $18,288 for the three months ended September 30, 2003.  The decrease in consulting fees was primarily due to less use of consultants.

Total operating expenses for the three months ended September 30, 2004 increased $184,270 (or 61%) to $486,594 as compared to total expenses of $302,324 for the three months ended September 30, 2003.  The increase in total expenses was due to the increase in SG&A, depreciation and amortization, and consulting fees.

Interest expense for the three months ended September 30, 2004 was $8,787 for the three months ended September 30, 2003 compared to interest income of $11,757 for the three month period ended September 30, 2003.

Net loss was $40,555 (or basic and diluted net loss per share of $0.001) for the three months ended September 30, 2004, as compared to net loss of $68,463 (or basic and diluted net loss earnings per share of $0.003) for the three months ended September 30, 2003.  The decrease in net loss was due to the 78.3% increase in revenues compared with a 61% increase in expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue for the nine months ended September 30, 2004 decreased $90,388 (or 6.6%) to $1,270,118 as compared to revenue of $1,360,506 for the nine months ended September 30, 2003.  The decrease in revenues was primarily due to the implementation of new software that is in compliance with The Health Insurance Portability and Accountability Act of 1996 (“HIPPA”).

G&A expense for the nine months ended September 30, 2004 increased $490,393 (or 43%) to $1,397,101 as compared to G&A expenses of $976,708 for the nine months ended September 30, 2003.  The increase in G&A expense was due to costs associated with the Acquisition, costs of property development by Silver Shadow, and expenses due to going public.

Officer compensation was $366,483 for the nine months ended September 30, 2004, as compared to officer compensation of $378,523 for the nine months ended September 30, 2003.  The decrease in officer compensation was due to compensation that was unpaid but was accrued.

Depreciation and amortization was $46,741 for the nine months ended September 30, 2004, as compared to depreciation and amortization of $21,093 for the nine months ended September 30, 2003.  The increase in depreciation expense was due to an increase in property and equipment.

Consulting fees were $1,031,236 for the nine months ended September 30, 2004, as compared to consulting fees of $75,842 for the nine months ended September 30, 2003.  The increase in consulting fees was primarily due to increased use of consultants and payment largely in stock.

Total operating expenses for the nine months ended September 30, 2004 increased $1,389,396 (or 95.7%) to $2,841,562 as compared to total expenses of $1,452,166 for the nine months ended September 30, 2003.  The increase in total expenses was due to the increases in G&A and consulting fees.

Interest income for the nine months ended September 30, 2004 was $33,503, compared to interest income of $12,205 for the nine month period ended September 30, 2003.

Net loss was $1,604,947 (or basic and diluted net loss per share of $0.078) for the nine months ended September 30, 2004, as compared to net loss of $103,865 (or basic and diluted net loss per share of $0.004) for the nine months ended September 30, 2003.  The increase in net loss was due to the decrease in revenues and the increase in total expenses due to the Company becoming a publicly-traded company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no current assets and a working capital deficiency of $598,709 as of September 30, 2004.  The Company had total assets of $748,529 as of September 30, 2004, which consisted of $443,984 of work in progress, $92,815 of property and equipment, $206,854 of intangible assets from the Company’s website technology costs, and $4,877 of deposits.  Work in progress was due to a purchase of land made by the Company in November 2003 for $390,000 and $53,984 which the Company has incurred for the construction of the building.

The Company had total current liabilities of $1,347,239 as of September 30, 2004, consisting of accounts payable and accrued expenses of $240,016, amount due to reimbursement account of $186,426, line of credit of $45,119, notes payable of $363,891, convertible note payable for services of $250,000, and note payable to related party of $261,787.

The Company’s line of credit for a total of $50,000 expires on May 17, 2005 and is secured by the Company’s assets.  The line of credit is secured by the Company’s Chief Executive Officer and bears interest at the rate of 10.25% per year.  The note payable to a related party is due to the Company’s Chief Executive Officer, who has loaned the Company money for operations on an as needed basis.  This note payable bears interest at 9% per year and is unsecured.  Additionally, the Company has an unsecured term loan of $77,375, with the outstanding principal and interest, earning 9.5% interest per year, received February 2004 and due January 31, 2005, an equipment loan of $36,516, received May 2003, with interest and principal due April 2008, which is unsecured and earns interest at the rate of 14% per year, and a land purchase loan of $250,000, received November 2003, which is secured by land and bears interest at the rate of 7.5% per year, and which principal and interest are due November 2005.  The Company’s convertible note payable for services was entered into in April 2004, in connection with financial advisory services and is due April 2005 unless the Company receives $3,000,000 in funding at which time the note will be payable immediately.  The note bears interest at 4% per year and is unsecured.  The note and accrued interest are convertible into the Company’s Common Stock at 75% of the market price when converted.

Net cash used in operating activities was $105,387 during the nine months ended September 30, 2004, as compared to net cash provided by operating activities of $54,170 during the nine months ended September 30, 2003.

Net cash used in investing activities was $67,699 during the nine months ended September 30, 2004, as compared to net cash used in investing activities of $97,523 during the nine months ended September 30, 2003.

Net cash provided by financing activities was $170,277 during the nine months ended September 30, 2004, as compared to net cash provided by financing activities of $25,955 for the nine months ended September 30, 2003.

In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed™, to begin development and construction on its first surgery center, and to purchase a second parcel of land for its second surgery center.  The Company believes that it can satisfy the current cash requirements for Medical Billing.  It is imperative that we raise $4 to $5 million of additional capital to fully implement our business plan with respect to AutoMed™ and Surgery Centers.  The Company intends to raise the additional capital in one or more private placements.  The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all.  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company’s ability to implement its business plan with respect to AutoMed™ and Surgery Centers, and may cause the Company to curtail or scale back its current Medical Billing operations.

RISK FACTORS

NEED FOR ADDITIONAL FINANCING.  In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed™, to begin development and construction on its first surgery center, and to purchase a second parcel of land for its second surgery center.  The Company believes that it can satisfy the current cash requirements for Medical Billing.  The Company needs to raise $4 to $5 million of additional financing to implement its business plan with respect to AutoMed™ and Surgery Centers.  The Company intends to raise the additional capital in one or more private placements.  The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all.  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company’s ability to implement its business plan with respect to AutoMed™ and Surgery Centers, and may cause the Company to curtail or scale back its current Medical Billing operations.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have a working capital deficiency. As of September 30, 2004 we had a net working capital deficiency of $598,709 and an accumulated deficit of $1,618,709. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed(TM) and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

HEALTHCARE PAYS SUBSTANTIAL COMPENSATION TO CHANDANA BASU. Healthcare has paid Chandana Basu, its Chief Executive Officer, Vice President, Chief Operation Officer and Treasurer, compensation of $366,483 as of September 30, 2004, consisting of a monthly salary and minimum monthly bonus of $5,000 and $45,000, respectively, for her services.  Ms. Basu received annual compensation of $540,770 and $527,130 for the fiscal years ended December 31, 2003 and 2002, respectively.  Ms. Basu serves in these capacities pursuant to an employment agreement with Healthcare. Ms. Basu also serves as the Chief Executive Officer of the Registrant, the Chief Executive Officer and President of AutoMed, and the manager of Silver Shadow.  The Company expects to continue to pay Ms. Basu such compensation or more for the foreseeable future.  The amount of compensation that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit.

     WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR AUTOMED(TM) IN THE EVENT THAT WE DO COMPLETE DEVELOPMENT OF THE SOFTWARE. The Company plans to charge $50,000 per installation for a single user and one computer which we will lease for $1,500 per month. The extent to which AutoMed(TM) gains acceptance, if any, will depend, in part, upon its cost effectiveness and performance as compared to conventional means of office management as well as known or unknown alternative software packages. If conventional means of office management or alternative software packages are more cost-effective or outperform AutoMed(TM), the demand for AutoMed(TM) may be adversely affected.  Failure of AutoMed(TM) to achieve and maintain meaningful levels of market acceptance would have a material adverse effect on the AutoMed(TM) line of business and the Company's overall business, financial condition and results of operations.

     WE HAVE NOT BEGUN CONSTRUCTION OF A SURGERY CENTER AND MAY NOT BE ABLE TO DO SO. The Company has not begun renovating the existing building on the land that it owns in Upland, California or constructing a new building on the land for a surgery center and its corporate offices. As discussed above, the Company needs $4 to $5 million of additional financing. In the event that the Company does not receive the additional financing, it will not be able to do any renovation on the existing building or construction of a new building for a surgery center. In the event that the Company is not able to perform such renovation or construction, it will have a material adverse effect on the Surgery Center line of business and the Company's overall business, financial condition and results of operations.

POTENTIAL LIABILITY REGARDING REIMBURSEMENT. The Company may be liable for an amount in excess of the recorded balance for reimbursement of $186,426 (and accrued interest) as of September 30, 2004.  The Company’s majority stockholder controls an account that holds Medical Billing collections in trust for the Company’s Medical Billing clients.  The Company has borrowed $186,426 as of September 30, 2004 without the prior consent of the clients.  The Company has not otherwise earned the money that was borrowed without consent.  All monies are considered due on demand and interest of 18% is being accrued on the full amount outstanding.  The Company does not have an internal control policy in place as of the filing of this Report to prevent future borrowings of this nature.  The Company is in the process of repaying the amounts borrowed including interest.  If the clients were to sue the Company, the Company may be required to repay an amount in excess of $186,426 and the accrued interest.

RELIANCE ON KEY MANAGEMENT.  The success of the Company depends upon the personal efforts and abilities of the Company’s Chief Executive Officer, Chandana Basu.  The Company faces competition in retaining such personnel and in attracting new personnel should any of the foregoing chose to leave the Company.  There is no assurance that the Company will be able to retain and/or continue to adequately motivate such personnel.  The loss of any of these employees or the Company inability to continue to adequately motivate them could have a material adverse effect on the Company’s business and operations.

BECAUSE MS. CHANDANA BASU OWNS 84.5% OF OUR OUTSTANDING COMMON STOCK, SHE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS.  Chandana Basu, a Director of the Company and the Company’s Chief Executive Officer and Treasurer, owns approximately 84.5% of the issued and outstanding shares of our Common Stock. Accordingly, she will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of Ms. Basu may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

Going Concern.  As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of $598,709 and an accumulated deficit of $1,618,709 as of September 30, 2004.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. However, there is no assurance, that the Company will be successful in meeting its goals and objectives in the future.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Due to reimbursement account.  The Company’s majority stockholder controls an account that holds Medical Billing collections in trust for the Company’s Medical Billing clients.  The Company has borrowed $186,426 as of September 30, 2004 without the prior consent of the clients.  The Company has not otherwise earned the money that was borrowed without consent.  All monies are considered due on demand and interest of 18% is being accrued on the full amount outstanding.  The Company does not have an internal control policy in place as of the filing of this Report to prevent future borrowings of this nature; however, the Company expects to implement such a policy in the near future.  The Company is in the process of repaying the amounts borrowed including interest.  If the clients were to sue the Company, the Company may be required to repay an amount in excess of the $186,426 (and the accrued interest) shown on the Company’s balance sheet as of September 30, 2004.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and 2) accumulated and communicated to her as appropriate to allow timely decisions regarding required disclosure.

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

During 2002, the Company was sued by one of its clients.  The Company filed a countersuit against the client for violating the contractual agreement between the Company and the client.  The client started to receive collections and do its own billings to patients while under contract with the Company.  The Company alleges that the client used the Company's medical billing methods in violation of the contract.  The amount the Company is suing for is $210,056 plus its fees for all billing done by the client's office for the past three years using the billing methods of HBSGI.

ITEM 2.  CHANGES IN SECURITIES

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

     In  April 2004, the Company issued 100,000 shares and 400,000 shares of its Common  Stock  which  were  not registered under the Act to two former Directors of the Company, Thomas Gutherie and Mark D. Johnson, respectively, in consideration for their services  as  Directors  of the Company.  The Company claims an exemption from  registration  afforded  by  Section  4(2)  of  the Act since the foregoing issuances  did  not  involve  a  public  offering,  the recipients had access to information  that would be included in a registration statement, took the shares for  investment  and  not  resale  and  the Company took appropriate measures to restrict transfer.

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

On July 27, 2004, Robert Burley, the Company’s former Director, President and Chief Executive Officer and Linda Burley the Company’s former Director and Secretary cancelled 1,837,730 and 802,270 shares of the Company’s Common Stock respectively.  The cancellations were made pursuant to their agreement with the Company entered into on June 21, 2004, discussed above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On November 12, the majority shareholder of the Company (“Majority Shareholder”) pursuant to a written consent to action without meeting, voted to repeal the Company’s current Bylaws and to adopt amended Bylaws to take its place.  The action was approved by 25,150,000 shares (84.5%) of the Company’s Common Stock which were voted solely by the Company’s Majority Shareholder.

(b) On November 10, 2004, Mark D. Johnson resigned from his position as a Director of the Company.

On November 12, the Majority Shareholder pursuant to a written consent to action without a meeting of the shareholders, voted to remove Dr. Thomas Guthrie as a director of the Company and to appoint Chandana Basu as a Director of the Company to fill the vacancy left on the board.

ITEM 5.  OTHER INFORMATION

Related Party Transactions

Chandana Basu, the Company's Chief Executive Officer loans the Company money for operations from time to time, but there is no commitment between the Company and Ms. Basu to do so.  The balance as of September 30, 2004 was $261,787.

On April 1, 2004, Ms. Basu entered into an employment agreement with

Healthcare pursuant to which Ms. Basu serves as the Chief Executive Officer,

Vice President, Chief Operation Officer and Treasurer. Pursuant to the

employment agreement, Ms. Basu receives compensation of $5,000 per month, a bonus of 25% of the gross receipts of Healthcare payable monthly with a minimum bonus of $45,000 per month, six weeks of paid vacation, and an S500 Mercedes Benz (or equivalent type) car allowance covering all automobile related expenses, and annual equity based compensation of a minimum of one (1) million shares of common stock of Healthcare.

Narinder Grewal, MD, a Director of the Company, is the Company’s largest client.  Dr. Grewal is an anesthesiologist and pain management specialist.  He also operates a surgery center that is not otherwise affiliated with the Company or the Company’s Surgery Center line of business.  The Company provides Dr. Grewal with medical billing and other administrative services.  The Company generates between 35% and 40% of its revenues from the services that it provides to Dr. Grewal.  The Company has had a relationship with Dr. Grewal for eight years.

The Company also provides services to Bharati Shah, MD, a Director of the Company.  The Company receives less than 5% of its revenue from Dr. Shah.

Subsequent Event

On November 6, 2004, the Company changed its independent auditors from Malone & Bailey, PLLC (“Malone”) to Kabani & Company, Inc., for the fiscal year 2004.  Malone audited the Company’s financial statements for the fiscal years ended December 31, 2002 and December 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.

Description

3.1

Amended Bylaws*

31

Certificate of the Chief Executive Officer and

Principal Financial Officer pursuant to Section

302 of the Sarbanes-Oxley Act of 2002*

32

Certificate of the Chief Executive Officer and

Principal Financial Officer pursuant to Section

906 of the Sarbanes- Oxley Act of 2002*

* Filed Herein.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended September 30, 2004.

The Company filed the following report on Form 8-K, subsequent to the quarter ended September 30, 2004:

The Company filed a report on Form 8-K/A on November 5, 2004, to provide audited financial statements, pro forma financial information, and to include clarifying statements regarding the disposition of assets and related cancellation of shares regarding the Company’s acquisition of HBSGI.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINFIELD FINANCIAL GROUP, INC.

Dated: November 22, 2004

By”: /s/ Chandana Basu

    Chandana Basu,

    Chief Executive Officer and

    Principal Financial Officer