Form 10KSB
period 2004-12-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2005-05-16
CIK 1192069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from              to
                                                   -----------    -------------

                        Commission file number: 000-50014

                    HEALTHCARE BUSINESS SERVICES GROUPS, INC.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    88-0478644
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

               1126 West Foothill Blvd, Suite 105, Upland, CA 91786
                -------------------------------------------------
                    (Address of principal executive offices)

                                (909) 608-2035
                         -------------------------------
                         (Registrant's telephone number)

                         WINFIELD FINANCIAL GROUP, INC.
                     --------------------------------------
                         (Former name or former address,
                          if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing requirements for the past 90 days. Yes
[X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2004 were $1,793,739.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 11, 2005, was approximately $1,435,037.50.

     As of April 11, 2005 the issuer had 31,040,150 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which does not include 12,500 shares of Common Stock, which have been purchased by an investor, but which the Company has not issued to the investor, as of the date of this filing.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                    HEALTHCARE BUSINESS SERVICES GROUPS, INC.
                                  FORM 10-KSB
                          YEAR ENDED December 31, 2004
                                      INDEX

                                     Part I

    Item 1.             Description of Business                      4

    Item 2.             Description of Property                     10

    Item 3.             Legal Proceedings                           11

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                            13


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                         13

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                           15

    Item 7.             Financial Statements                        21

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                  22

    Item 8A.            Controls and Procedures                     23

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act           24

    Item 10.            Executive Compensation

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related
                        Stockholder  Matters                        26

    Item 12.            Certain Relationships and Related
                        Transactions                                27

    Item 13.            Exhibits and Reports on Form 8-K
                        (a)   Exhibits                              28

                        (b)   Reports on Form 8-K                   29

    Item 14.          Principal Accountant Fees and Services        30

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Healthcare Business Services Groups, Inc. (the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2004.

BUSINESS  DEVELOPMENT

     The Company was incorporated in the State of Nevada on May 2, 2000, as Winfield Capital Group, Inc. On June 6, 2001, the Company filed a Certificate of Amendment to its Articles of Incorporation to affect a name change to "Winfield Financial Group, Inc." On April 23, 2004, the Company acquired 100% of the equity interest of Healthcare Business Services Groups, Inc.
("Healthcare"). As part of the same transaction, the Company acquired 100% of the equity interest of AutoMed Software Corp. ("AutoMed") and Silver Shadow Properties, LLC ("Silver Shadow") on May 7, 2004. Prior to the Acquisition (defined below), the Company was a business broker, primarily representing sellers and offering its clients' businesses for sale. As a result of the acquisition, the Company changed its business focus to medical billing. On January 7, 2005, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State and changed its name to "Healthcare Business Services Groups, Inc."

     On April 23, 2004, the Company acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation ("Healthcare"). As part of the same transaction on May 7, 2004, the Company acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver
Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." The Company acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Company's Common Stock. As a result of the Acquisition, the Company has changed its business focus. The term "Company" shall include a reference to Healthcare Business Services Groups, Inc. (the "Company"), Healthcare, AutoMed and Silver Shadow unless otherwise stated in this report on Form 10-KSB. Healthcare, AutoMed and Silver Shadow are sometimes collectively referred to herein as "HBSGI."

     On June 21, 2004, the Company entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Company) and Linda Burley (former Director and Secretary of the Company) whereby the Company agreed to transfer certain assets owned by the Company immediately prior to the change in control in consideration for Mr. and Mrs. Burley's cancellation of an aggregate of 2,640,000 of their shares of the Company's common stock. The Company transferred the following assets to Mr. and Mrs. Burley: i) the right to the name "Winfield Financial Group, Inc."; and ii) any contracts, agreements, rights or other intangible property that related to the Company's business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Company's financial statements.
After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley's Common Stock, there were 29,774,650 shares of the Company's Common Stock outstanding. As a result of these transactions, control of the Company shifted to Ms. Basu. Ms. Basu currently owns 25,150,000 shares (or approximately 81.1%) out of 31,040,150 shares of the Company's issued and outstanding Common Stock.

     The Company is a holding company for HBSGI. The business operations discussed herein are conducted by HBSGI. The Company, through HBSGI, is engaged in the business of providing medical billing services to health care providers in the United States.

DESCRIPTION  OF  THE  COMPANY'S  FORMER  BUSINESS  OPERATIONS

     Prior  to  the  Acquisition  of  Healthcare,  AutoMed,  and  Silver  Shadow
(described above), the Company operated as a business broker, primarily representing sellers and offering its clients' businesses for sale. The Company limited its business to asset sale transactions and not transactions in which businesses are sold through the sale of stock.

DESCRIPTION  OF  THE  COMPANY'S  CURRENT  BUSINESS  OPERATIONS

     As a result of the Acquisition, discussed above, the Company operates as a medical billing service provider which attempts to assist various health care providers to enhance their billing functions. The Company has a diversified market base with customers in Texas, California, Florida, and Washington. The Company has developed a proprietary medical billing software system named AutoMed. The Company has beta tested AutoMed, is currently using AutoMed in-house for its billing services, and plans to market AutoMed commercially in 2005. The Company expects that after AutoMed is launched, the Company's revenues will grow over the next three to five years, as the Company extends its billing model into the technology era, however, the Company can give no assurances that it will see increases in revenue, when AutoMed is launched, if ever. In addition, the Company made an investment in real estate which the Company had rezoned for development and construction of a surgical center, which the Company plans to begin in the second quarter of 2005, assuming the Company is able to obtain financing and permits, of which there can be no assurance.

     The Company controls a reimbursement account through which all of the money is deposited. The Company retains a percentage of the collection as a fee, typically 10%, and remits the balance to the client.

     DESCRIPTION  OF  THE  COMPANY'S  PRINCIPAL  PRODUCTS  AND  SERVICES

     The Company is a medical reimbursement consulting firm dedicated to helping medical practices become more efficient and save money by allowing them to out-source their insurance processing and medical billing functions. The Company currently provides medical billing services ("Medical Billing") to various health care providers within the United States. The Company is in the process of entering into two new lines of business: the research, development and marketing of its proprietary medical billing software ("AutoMed") and the development, construction and management of surgery centers ("Surgery Centers").

     The Company's traditional core competency is Medical Billing. The Company conducts the Medical Billing line of business through its Delaware subsidiary, Healthcare Business Services Groups, Inc. With Medical Billing, the Company has a successful track record of assisting various health care providers to successfully enhance their billing function. The Company also continues to increase relationships with physicians and medical specialty practices around the country to provide its Medical Billing services. The Company believes that the automated AutoMed line of business will provide higher margins to the Company's overall business operations. The Company believes that the asset-backed Surgery Centers line of its business will provide stability to the Company's overall financial condition.

     To complement Medical Billing, and to provide a distinct, higher margin product offering, the Company developed AutoMed, a proprietary software that streamlines and automates electronic billing services. The Company plans to conduct the AutoMed line of business through AutoMed Software Corp. ("AutoMed"). The Company has installed, and is currently beta testing, AutoMed at some of the Company's existing medical billing clients. The Company believes that automated medical billing and medical billing software are markets that will experience substantial growth in terms of revenues and net profits over the next few years. The Company anticipates that the AutoMed line of business has the potential to grow substantially over the next three to five years extending the Medical Billing line of business into the area of technology and automation.

     The Company plans to broaden its product and service offerings to include the Surgery Centers line of business. The Company plans to conduct the Surgery Centers line of business through Silver Shadow Properties, LLC ("Silver Shadow"). The Surgery Centers line of business is intended to diversify the Company's business operations. Silver Shadow owns real estate in Upland, California and has plans to renovate an existing building and to construct a new building for its surgery center, as discussed below under the heading "Description of Property." The Company intends to be a value-added developer and manager of high-quality surgery centers in each geographic market where it currently offers Medical Billing. The Company believes that it has a positive reputation in the medical industry, particularly in the geographic markets where it provides Medical Billing. As such, the Company believes that it will be able to partner with physicians and hospitals to be a low cost provider of surgical services in each community where it plans to develop, own and manage Surgery Centers. The Company believes that, as an asset-backed investment, Surgery
Centers will provide a stable revenue stream that the Company expects will enhance with each new surgery center that the Company opens; however, the Company can give no assurances that the Surgery Centers will provide a stable revenue stream, or that the Company will open any surgery centers.

     The Company believes that the combination of Medical Billing, AutoMed and Surgery Centers offers an adequate diversity of revenue streams to enhance the Company's earning potential.

COMPETITIVE  BUSINESS  CONDITIONS

     MEDICAL  BILLING

     Due to today's extremely competitive healthcare industry, many healthcare providers are outsourcing their billing operations. Medical billing services exist to help healthcare providers better manage their medical practices. These services relieve medical professionals of tedious detail work, but rarely do they offer a means to substantially maximize the medical practice's bottom line.

     Medical billing companies generally gather patient information and billing details from a physician or clinic and submit these details to insurance carriers for payment. A billing company may also submit statements to a patient for payment of the patient's portion. The Company distinguishes itself from thousands of other billing agencies in the industry as a customized billing agency and a "one-stop shopping" service for all medical practice administrative functions. The Company considers its medical billing service to be the key to its clients getting paid efficiently and quickly by private and government administered insurance companies.

     The Company provides a customized medical billing service that can be fine tuned to any medical practice or specialty. The Company provides a wide range of billing services including:

     -    Delinquent  account  management
     -    Surgery  center  setup  and  management
     -    Assessment  of  practice  cash  flow
     -    Practice  management
     -    Health Maintenance Organization (HMO), Preferred Provider Organization
          (PPO)  and  capitation  contract  management
     -    Business  Auditing

     The medical billing business is labor intensive; however, the Company believes that its clients collect more revenue than they otherwise would collect without the Company's services. Due to this benefit to its clients, Healthcare has experienced continued growth since its inception in 1994. By outsourcing the medical billing function, the Company believes that its clients have been able to maximize their return from insurance carriers, and to allocate their office staff capacity to more crucial tasks.

     Electronic submission of insurance claims provides cost savings and decreases in payment time over traditional paper based submissions. These factors have made electronic submission much more appealing to clients and have sparked a growing demand. Potential users of electronic submission include family practice, internal medicine, surgeons, psychologists, chiropractors, physical therapists, podiatrists, specialists, ambulance services, medical laboratories, ambulatory surgery centers and hospitals. In order to service this growing demand, the Company has developed AutoMed (discussed below) which it has installed, and is currently beta testing, with several of its existing Medical Billing clients.

     AUTOMED

     The Company initially designed AutoMed to satisfy its custom medical billing needs. The Company began implementing AutoMed in the Company's Medical Billing line of business in July 2003. The Company has been using AutoMed since October 2003 for all new medical billing. The Company intends to use AutoMed for other aspects of medical office management as well, as discussed below. The Company is currently beta testing certain aspects of AutoMed at existing medical billing clients and developing certain other aspects of AutoMed. During 2005, the Company plans to market AutoMed as a means of providing "one-stop shopping" for medical office management.

     The Company plans for the AutoMed line of business to be a means to provide automated billing software that is customized for medical practices and hospitals, particularly in the area of insurance claims processing via electronic submission. AutoMed is designed to help medical practices become more efficient and save money by allowing them to cost effectively manage their insurance processing and medical billing functions. AutoMed gives a private practice, hospital, or surgical center the capability to submit electronic billing of their medical insurance claims.

     A client can use AutoMed to immediately input claims. AutoMed can incorporate the unique processing requirements for various designated insurance carriers and edit the submitted data accordingly before transmitting the information to the appropriate insurance carrier for reimbursement. The Company believes that this process facilitates accuracy and rapid payment in most cases. Upon receiving the electronically submitted insurance claim, the insurance carriers process the claim and send the payment directly to the client. The Company believes that AutoMed not only provides electronic transmission to insurance carriers and computerized data verification, but also eliminates much of the human element and simplifies and accelerates the claims filing process.

     In addition to electronic claims submission, AutoMed can automatically generate practice management reports, material management reports, practice analysis and financial reports to provide the healthcare provider with control over the medical practice. Users can access reports over the Internet from anywhere at any time. The Company believes that with managed care sweeping the country, it is imperative for medical practices to evaluate the benefits that they receive from affiliation with different organizations. AutoMed tracks payments and analyzes the information to produce customized reports showing profitability, or lack of profitability, with each managed care facility. These reports are critical when decisions need to be made on renewing and negotiating contracts. The Company believes that AutoMed will provide outstanding accuracy, quality, and service to facilitate such negotiations.

     AutoMed can track secondary and supplementary insurance so that payments and balances are accurately applied. AutoMed utilizes open-item accounting, where most other systems use balance-forward accounting. AutoMed can track outstanding receivables with insurance aging reports in several different sequences for ease of use. AutoMed can do a complete practice analysis to show the client's sources of cash, which the Company believes a client can use to increase its office efficiency. For each medical procedure, AutoMed can calculate and print the charges and percentage of total charges that the procedure represents for immediate reference by the client. AutoMed can generate transactional journals and detail ledgers to provide an accurate overall picture of the client's medical practice.

     AutoMed is aimed at eliminating the need for employees to perform coding and billing. With AutoMed, clients can directly submit an electronic claim after examining the patient, which bypasses bottlenecks that the Company believes are caused by coding and billing. The system prints a copy of the bill and simultaneously submits the form to the appropriate insurance company. By implementing AutoMed, the Company believes that a medical practice may save several thousand dollars per year. The Company believes that AutoMed can provide a medical practice with an increased percentage of insurance claims paid, a reduced cost per insurance claim processed, an increased turnover of accounts receivable, and a reduced suspension/rejection rate for insurance claims.

     Future  Plans  for  Medical  Office  Management
     -----------------------------------------------

     During 2005, the Company plans to market AutoMed as a means of providing "one-stop shopping" for medical office management. The Company will market AutoMed as a full-service medical billing and reimbursement software package that may be used as the single resource for a medical practice's entire claims processing function. The policy behind AutoMed is to customize the software packages based on the medical specialization and the needs of each office or hospital. The Company believes that its one-stop model is a new paradigm that provides greater operational efficiency by minimizing software vendor relationships and the need for patch-work interfaces between them. The Company plans for AutoMed to provide the following services as part of "one-stop shopping":

     - Automatic patient record setup using electronic registration forms completed by the patient or front office;
     - Automatic electronic and manual medical claims filing using electronic (rather than paper) superbill forms completed and submitted by the medical service provider;
     -    Automatic  patient  statement  (initial  and  monthly  statements);
     -    Automatic  Medicare  remittance  processing;
     - Auto-tracking and auto-reminder to order drugs, materials, and supplies;
     -    Electronic  prescription  tracking;
     - Automatic follow up collection notices to patients within a certain number of days of nonpayment;
     - Automatic follow up to insurance companies if payment has not been received within a certain number of days;
     - Automatic practice management reports generated for printing on a local printer and uploaded to the Internet for office access;
     -    Automated  transcription  services;  and
     -    Access  to  electronic  medical  records.

     The Company plans to price the AutoMed software at $50,000 per initial installation for a single user and one computer. The Company will separately price additional users and computers. The Company expects that when implemented, the Company will also generate support fees for AutoMed.

     Surgery  Centers
     ----------------

     Silver Shadow acquired real estate in Upland, California and has plans to renovate an existing building and to construct a new building for its surgery center, discussed in more detail below under the heading "Description of Property." Surgical centers can offer the same services as an out patient hospital, but at decreased costs and higher convenience. The centers can specialize in a certain field such as pain management, eye, gastro-intestinal and some orthopedic procedures or provide a wide range of other minor surgical services. Surgery centers are able to provide quality healthcare services at a competitive cost with more convenient locations.

DEPENDENCE  ON  ONE  OR  A  FEW  CUSTOMERS

     The Company has approximately 55 customers throughout the United States. Its largest customer is Dr. Grewal, an anesthesiologist and pain management specialist. The Company generates approximately 30% of its revenues from the services that it provides to such doctor, and as a result, the doctor is the Company's largest client. Dr. Grewal is currently a Director of the Company. The Company's relationship with Dr. Grewal is discussed in more detail below under the heading "Certain Relationships and Related Transactions."

PATENTS,  TRADEMARKS  &  LICENSES

     The Company owns the trademark, "AutoMed Automated Billing System." The Company has recently filed a copyright application for AutoMed; however, the Company can make no assurances that a copyright will be granted, or if granted that the Company will have the financial resources to prosecute any companies which infringe on the Company's copyright rights.

NEED  FOR  GOVERNMENTAL  APPROVAL  AND  THE  EFFECTS  OF  REGULATIONS

     The Company offers medical business services which are subject to the compliance requirements of the Health Insurance Portability and Accountability Act ("HIPPA") and the billing guidelines of the Health Care Financing Administration ("HCFA"). As a result, Medical Billing and AutoMed are subject to government regulation and government approval. The Company is also subject to various federal laws regarding the construction and development of Surgery Centers as well as state and local zoning laws and potentially state and local laws governing the need for such facilities. Surgery centers are required to be licensed and are regulated as health care providers in most states. The Surgery Centers line of business will also be subject to such state licensure and regulation.

RESEARCH  &  DEVELOPMENT  OVER  THE  PAST  TWO  YEARS

     The Company has spent less than 10% of its time during the last two years on research and development. The Company has generated a predominate portion of its business through word of mouth.

EMPLOYEES

     The Company has a total of 18 full-time employees, none of which are members of any union in connection with the Company's operations. The Company may hire four to five employees in the next twelve months, if the need for additional employees arises.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company currently leases office space in Upland, California; Laredo, Texas; and Providence, Rhode Island. The Upland lease is being extended through November 2006, at which time the Company plans to relocate to approximately 7,250 square feet of office space in the surgery center that it plans to renovate, as discussed below. The office space in Laredo, Texas is leased on a month-to-month basis, which includes the use of an office and telephone services. The term of the lease for office space in Providence, Rhode Island is 8 months and ends in May 2005. The Company pays $3,337 per month for 3,800 square feet of office space in Upland, California, $600 per month for 100 square feet of office space in Laredo, Texas, and $685 per month for 100 square feet of office space in Providence, Rhode Island.

     Silver  Shadow  owns real estate in Upland, California in the County of San
Bernardino. Silver Shadow has plans to renovate an existing building, which encompasses approximately 55,000 square feet, on the property and to construct a new building for its first surgery center. The Company believes that the property is suitable for its intended use. In the opinion of the Company's management, said property is adequately covered by insurance. The Company has filed for a permit to begin construction on the property in the second quarter of 2005, however there is no assurance that this permit will be granted, or that the Company will have enough financing in place to begin renovation on the existing building, and/or begin construction on the new building.


ITEM 3. LEGAL PROCEEDINGS

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

     During 2002, the Company was sued by one of its clients. The Company filed a countersuit against the client for violating the contractual agreement between the Company and the client. By agreement, the Company is supposed to receive all collections for which it billed and then pay client its share pursuant to the fee agreement. At the time of dispute in mid 2002, there was in excess of $1.5 million dollars to be collected on behalf of this client. The client changed addresses to insurance companies and started to receive collections directly from the insurance companies and do its own billings to patients while under contract with the Company. In addition, the client did not provide an accounting to the Company nor pay the Company its due share. The Company alleges that the client used the Company's medical billing methods in violation of the contract. The amount the Company is suing for is $210,056 plus its fees for all billing done by the client's office for the past three years using the billing methods of HBSGI.

     On July 11, 2002, Kamran Ghadimi ("Ghadimi") initiated a lawsuit against the Company and others in the Superior Court of California, County of San Bernardino, Case No. RCV 064904, styled Kamran Ghadimi v. Chandana Basu, et al. The complaint alleges that the Company, the Company's President, Ms. Basu, and Alta Vista Billing Service For Complex Medical Care, Inc., which is 100% owned by Ms. Basu improperly withheld monies from Ghadimi, and seeks in excess of 60,000 from the Company and Ms. Basu. The Complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Ghadimi seeks compensatory and punitive damages, prejudgment interest, costs and attorney's fees. The Company refutes Ghamadi's claims and has filed a counterclaim alleging, among others, claims for breach of contract and misappropriation of trade secrets. The counterclaim seeks compensatory and punitive damages, prejudgment interest, costs and attorney's fees in an unspecified amount.

     In January 2004, Leonard J. Soloniuk, M.D. ("Soloniuk") initiated an arbitration against the Company with the American Arbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, M.D. v. HBSG. The complaint alleges that the Company failed to properly bill and collect fees, intentionally miscoded bills, intentionally withheld collection proceeds due to Soloniuk, breached its billing agreement and otherwise engaged in fraudulent conduct. Soloniuk seeks damages in the range of $250,000 to $500,000. The Company refutes Soloniuk's claims and has filed a counterclaim asserting claims for breach of contract, breach of confidence, intentional misrepresentation and negligent misrepresentation. The Company seeks damages in an approximate range of $75,000 to $100,000. By agreement, the Company is supposed to receive all collections for which it billed and then pay client its share pursuant to the fee agreement. At the time of dispute the total amount of billings was approximately $1 million. The client changed addresses to insurance companies and started to receive collections directly from the insurance companies and do its own billings to patients while under contract with the Company. In addition, the client did not provide an accounting to the Company nor pay the Company its due share.

     In May 2004, Sanjiv Jain, M.D. and Shubba Jain, M.D. (the "Jains") initiated an arbitration against the Company and others with the American Arbitration Association, Case No. 72 193 00578 04 MACR, styled Sanjiv Jain, M.D., et all. v. HBSG, et. al. The complaint alleges that the Company, its president and certain affiliated companies, improperly withheld medical billing payments from Jains. The complaint alleges among other things, claims for breach of contract and conversion. The Jains seek compensatory damages of approximately $200,000, punitive damages, prejudgment interest, costs and attorneys' fees. The Company refutes the Jains' claims and has filed a counterclaim alleging, among other things, claims for breach of contract and misappropriation of trade secrets. By agreement, the Company is supposed to receive all collections for which it billed and then pay client its share pursuant to the fee agreement. At the time of dispute, there was in excess of $3.8 million dollars to be collected on behalf of this client. The client changed addresses to insurance companies and started to receive collections directly from the insurance companies and do its own billings to patients while under contract with the Company. In addition, the client did not provide an accounting to the Company nor pay the Company its due share. The Company seeks in excess of $150,000 from the Jains. The complaint also seeks additional compensatory damages, punitive damages, prejudgment interest, costs and attorneys' fees in an unspecified amount. Trial in this matter has commenced and there have been two days of hearing held thus far. The next and potentially final hearing date is set for June 2, 2005.

     On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. ("New Horizon") initiated a lawsuit against the Company and Ms. Basu in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. Chandana Basu, et al. The complaint raises a claim for breach of contract against the Company and Ms. Basu. The complaint alleges that the Company and Ms. Basu failed to remit sums due to New Horizon. In the complaint, New Horizon sought compensatory damages of $2,200,000, prejudgment interest and costs. On April 8, 2005, the court dismissed the action and referred it to arbitration. The matter is set for preliminary hearing before the assigned arbitrator on May 22, 2005. The Company refutes New Horizon's claims and has asserted claims in the arbitration alleging, among other things, claims for breach of contract and misappropriation of trade secrets. By agreement, the Company is supposed to receive all collections for which it billed and then pay client its share pursuant to the fee agreement. At the time of dispute, there was in excess of $2 million dollars to be collected on behalf of this client. The client changed addresses to insurance companies and started to receive collections directly from the insurance companies and do its own billings to patients while under contract with the Company. In addition, the client did not provide an accounting to the Company nor pay the Company its due share. The Company's claim against New Horizon seeks compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys' fees in an unspecified amount. New Horizon has not yet submitted a cross-complaint against the Company in the arbitration.

      In November 2004, the law firm of Gibson, Dunn & Crutcher LLP ("GD&C"), initiated an arbitration action against the Company and Ms. Basu with the American Arbitration Association, Case No. 72 194 0251 04 JEWE, styled Gibson, Dunn & Crutcher v. HBSG, et. al. GD&C's demand for arbitration alleges that the Company and its president owe the firm approximately $79,000 in upaid legal fees in connection with its defense of the Ghadami matter described above. On May 5, 2005, GD&C and the Company tentatively agreed to settle all of GD&C's claims in return for a payment of $30,000 from the Company.

     From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Other than the legal proceedings listed below, we are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. However, we may become involved in material legal proceedings in the future.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 12, the majority shareholder of the Company ("Majority Shareholder") pursuant to a written consent to action without meeting, voted to repeal the Company's current Bylaws and to adopt amended Bylaws to take its place. The action was approved by 25,150,000 shares, which at that time represented 84.5% of the Company's outstanding Common Stock, which were voted solely by the Company's Majority Shareholder.

     On November 12, 2004, the Majority Shareholder pursuant to a written consent to action without a meeting of the shareholders, voted to remove Dr. Thomas Guthrie as a director of the Company and to appoint Chandana Basu as a Director of the Company to fill the vacancy left on the board.

             SUBSEQUENT TO THE THREE MONTHS ENDED DECEMBER 31, 2004

     On January 7, 2005, the Majority Shareholder pursuant to a written consent to action without a meeting of the shareholders, instructed the officers to take whatever action necessary to amend the Company's Articles of Incorporation to reflect a name change to "Healthcare Business Services Groups, Inc."

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. below are the high and low bid prices for the Company's Common Stock for the past two (2) fiscal years. Prior to January 12, 2005, the Company's trading symbol was "WFLD," however in connection with the Company's change in business focus and name change, the Company's securities began trading under the symbol "HBSV," on January 12, 2005.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                         BID PRICES
               QUARTER ENDED          HIGH         LOW
               -------------          ----         ---
               December 31, 2004      0.45        0.10
               September 30, 2004     1.01        0.20
               June 30, 2004          1.01        0.20


     There were 71 holders of record of the common stock as of April 11, 2005. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company sold 12,500 shares to an investor in consideration for $5,000 (or $0.40 per share) in the year ended December 31, 2004. While the Company has received the $5,000 in connection with the purchase of these shares, the Company has not issued the shares to the investor as of the date of this report. The Company plans to claim an exemption from registration afforded by Section 4(2) of the Act for this issuance, since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the foregoing issuance and no underwriting discounts or commissions will be paid by the Company.

     In December 2004, the Company issued an aggregate of 665,500 shares of the Company's restricted Common Stock to Twenty-Eight (28) in consideration for general business and consulting services provided to the Company. The Company claims an exemption from registration for these issuances afforded by Rule 506 of the Securities Act of 1933.

        ISSUANCES SUBSEQUENT TO THE THREE MONTHS ENDED DECEMBER 31, 2004

     In March 2005, the Company issued 100,000 shares of the Company's restricted Common Stock to Falguni Patel, an individual in consideration for services in connection with the Company's business development. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This  report  contains  forward  looking  statements  within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial
Data" and the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     The Company plans to market its AutoMed software in 2005, assuming $1 million is raised, of which there can be no assurance, as a means of providing "one-stop shopping" for medical office management. Additionally, the Company plans to begin construction on its first surgery center in the second quarter of 2005, assuming financing can be raised, of which there can be no assurance. As described below under "Risk Factors," the Company anticipates the need for approximately $4 to $5 million of additional financing to implement its business plan, including the marketing of AutoMed and the construction of the Company's first surgery center.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

     The Company's revenues decreased $310,631, to $1,667,282 for the year ended December 31, 2004, compared to $1,977,913 for the year ended December 31, 2003. This decrease was mainly attributable to increases in the Company's operating expenses incurred in connection with the Acquisition, described above under "Description of Business." As of the date of this filing, the Company's only subsidiary to generate revenue is Healthcare.

     The Company's total operating expenses increased $1,474,655, to $3,396,083 for the year ended December 31, 2004, compared to $1,921,428 for the year ended December 31, 2003. This increase consisted of an increase of general and administrative expenses of $455,313, to $2,346,946 from $1,891,633, an increase in officer compensation of $450,000, to $450,000 from $-0- for the previous period, an increase in depreciation and amortization expense of $45,063, to $74,858 from $29,795, and an increase in consulting fees of $524,278, to $524,278 for the year ended December 31, 2004, from -$0- for the year ended
December  31,  2003.

     The Company had a loss from operations of $1,728,800 for the year ended December 31, 2004, compared to a gain from operations of $56,485 for the year ended December 31, 2003. The change to a loss from operations and large amount of the loss was due mainly to the increases in general and administrative expenses and consulting fees.

     The Company had an increase in interest expense of $39,686, to $64,064 for the year ended December 31, 2004, from $24,378 for the year ended December 31, 2003. The Company had interest income of ($30) for the year ended December 31, 2004, compared to interest income of ($4,425) for the year ended December 31, 2003. The Company had an increase of beneficial conversion feature expense of $83,333, in connection with the $250,000 convertible note payable to GoPublicToday.com, explained in greater detail below, to $83,333 for the year ended December 31, 2004, compared to $-0- for the year ended December 31, 2003.

     The Company had a loss before taxes of $1,876,168 for the year ended December 31, 2004, compared to a gain before taxes of $36,532 for the year ended December 31, 2003.

     The Company had provision of income taxes of $2,400 for the year ended December 31, 2004, compared to $19,626 for the year ended December 31, 2003.

     The Company had a net loss of $1,878,568 for the year ended December 31, 2004, compared to a net income of $16,906 for the year ended December 31, 2003. The increase in net loss was mainly attributable to the Company's increases in operating expenses due to going public and a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total assets of $979,686, as of December 31, 2004, which included total current assets of $243,604, consisting solely of cash and cash equivalents of $243,604; net property and equipment of $543,698, consisting of office and computer equipment of $11,663, land of $390,000, work in progress of $70,609 and furniture and fixtures of $89,868, less accumulated depreciation of $118,442; ; intangible asset, consisting of the Company's website technology costs of $188,049; and deposits of $4,335.

     The Company had total liabilities of $2,306,487, as of December 31, 2004, consisting of current liabilities of $1,928,368, which included accounts payable of $151,776, accrued expenses of $472,207, accrued officer compensation of $348,142, contingent liabilities of $263,829 in connection with the Company's pending legal proceedings (see "Item 3. Legal Proceedings," above), line of credit of $100,335, current portion of notes payable of $342,079, and convertible note payable for services of $250,000; and notes payable of $378,119.

     The Company had negative working capital of $1,684,764 and an accumulated deficit of $1,895,609, as of December 31, 2004.

     The Company had net cash used in operating activities of $295,106, for the year ended December 31, 2004, consisting of net loss of ($1,878,568), depreciation and amortization adjustment of $74,858, adjustment for issuance of shares for service of $475,476, beneficial conversion feature expense of $83,333, issuance of notes payable for service of $250,000, decrease in receivables of $78,306, increase in other assets of $391, and increase in current liabilities of $621,880.

     The Company had net cash used in investing activities of $67,699, consisting solely of acquisition of property and equipment of ($67,699), for the year ended December 31, 2004.

     The Company had net cash provided by financing activities of $605,493 for the year ended December 31, 2004, consisting of proceeds from note payable of $543,000, proceeds from notes payable - officer of $125,505, payment of notes payable of ($119,665), payment on line of credit of ($314) and proceeds from line of credit of $56,967.

     The Company's cash flow statements do not include the following non-cash investing and financing activities. In 2004, the Company issued 862,500 restricted shares of Common Stock valued at $338,126 to consultants for providing business and advisory services, 153,000 restricted shares of Common Stock to employees as bonuses valued at $69,850, and 150,000 restricted shares of Common Stock to directors for attending board meetings valued at $67,500.

     The Company sold 12,500 shares to an investor in consideration for $5,000 (or $0.40 per share) in the year ended December 31, 2004. While the Company has received the $5,000 in connection with the purchase of these shares, the Company has not issued the shares to the investor as of the date of this report.

     The Company has two revolving lines of credit from two financial institutions for $50,000 and $55,000. The credit lines are unsecured and bear interest at an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the Chief Executive Officer of the Company. The Company had borrowed $44,521 and $55,814 from the credit lines as of December 31, 2004.


     In April 2004, the Company entered into a $250,000 convertible note payable for financial and business advisory services with GoPublicToday.com. The note bears interest at 4% per year and was due in April 2005. The Company failed to pay the outstanding balance before April 2005 and as a result the note is convertible at 50% of the market price of the Company's common stock when converted, however the note holder has notified the Company that it does not want to convert the note into shares of the Company's Common Stock, but would like to be paid the entire amount of the defaulted note.

     In November 2004, the Company entered into a convertible promissory note with Falguni Patel, MD. The Company received $350,000 from Mrs. Patel in connection with the convertible promissory note. The note is due on November 23, 2006 and bears interest at the rate of 12% per year. The note is convertible into shares of the Company's Common Stock at the rate of $1.00 per shares and in the case of an event of default can be converted at the rate of 50% of the market value, with the conversion price of the note not to exceed $0.50 per share when in default. The payment of the note is guaranteed by the Company and Chandana Basu, who provided Mrs. Patel a security interest in all of the issued and outstanding Common Stock of the Company held by Ms. Basu.

     In August 2004, the Company entered into a promissory note with a third party for $100,000. Interest only payments of $1,188 are payable monthly with annual interest of 9.5% per annum. The note is unsecured.

     In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed and to begin development and construction on its first surgery center, which is expects to begin construction on in the second quarter of 2005. The Company believes that it can satisfy the current cash requirements for Medical Billing. It is imperative that the Company raise $4 to $5 million of additional capital to fully implement its business plan with respect to AutoMed and the surgery center. The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed and the surgery center, and may cause the Company to curtail or scale back its current Medical Billing operations.

   The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail or scale back its current operations.

     The Company has an unsecured term loan of $77,375, with the outstanding principal and interest, earning 9.5% interest per year, received February 2004 and due January 31, 2005, an equipment loan of $36,516, received May 2003, with interest and principal due April 2008, which is unsecured and earns interest at the rate of 14% per year, and a land purchase loan of $250,000, received November 2003, which is secured by land and bears interest at the rate of 7.5% per year, and which principal and interest are due November 2005. The Company's convertible note payable for services was entered into in April 2004, in connection with financial advisory services and is due April 2005 unless the Company receives $3,000,000 in funding at which time the note will be payable immediately. The note bears interest at 4% per year and is unsecured. The note and accrued interest are convertible into the Company's Common Stock at 75% of the market price when converted.

     On May 18, 2004, the Company defaulted on a $100,000 unsecured, non-interest bearing term loan that it received in February 2004, from Narinder Grewal, MD, a Director of the Company. As a result of the default, interest began to accrue on the loan at 18% per annum. In August 2004, Chandana Basu, the Company's Chief Executive Officer and Treasurer, loaned the Company $100,000 to repay the loan. The Company repaid the principal amount of the loan in August
2004,  and  has  subsequently  repaid  the  accrued  interest  on  the  loan.

RISK  FACTORS

     WE NEED A SUBSTANTIAL AMOUNT OF ADDITIONAL FINANCING. In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed and to begin development and construction on its first surgery center. The Company believes that it can satisfy the current cash requirements for Medical Billing, if the Company maintains its operations as they are currently. The Company needs to raise $4 to $5 million of additional financing to implement its business plan with respect to AutoMed and Surgery Centers. The Company anticipates the need for approximately $2.5 million of financing for its planned surgery center, $500,000 for Medical Billing and $1 million for the development of its AutoMed. The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, or accepts financing on unfavorable terms to the Company, it could have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed and the Surgery Center, and may force the Company to curtail or scale back its current Medical Billing operations.

     WE PAY A SUBSTANTIAL SALARY TO OUR CHIEF EXECUTIVE OFFICER AND TREASURER. Chandana Basu, our Chief Executive Officer and Treasurer, receives the substantial amount of $50,000 per month (or $600,000 per year) for her services, which includes approximately $5,000 of salary and a minimum bonus of $45,00 each month. Ms. Basu also serves as the Chief Executive Officer and President of AutoMed, and the manager of Silver Shadow, both wholly-owned subsidiaries of the Company. The Company does not have an employment agreement with Ms. Basu; however, the Company expects to continue to pay Ms. Basu such salary or more for the foreseeable future. The amount of salary that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit, and increases the possibility that the Company be forced to curtail or abandon its business plan in the future if the Company fails to raise additional capital.

     WE MAY NOT BE ABLE TO COMPLETE THE DEVELOPMENT OF AUTOMED AS A STAND-ALONE, COMMERCIALLY VIABLE PRODUCT. The Company is currently developing additional features for AutoMed with the intent that the AutoMed software package will be used for medical office management. The Company intends to make the AutoMed software applications available based on what the Company calls "one-stop shopping." The Company intends for a medical practice to be able to customize AutoMed based on the particular needs of each medical specialization, office or hospital. The Company is currently using AutoMed to perform the medical billing function for some of its existing Medical Billing clients. Further development will be required before AutoMed is commercially viable as a stand-alone product for its intended use for medical office management. There is no assurance that the Company will complete the development. In the event that the Company does not complete the development of AutoMed as a stand-alone, commercially viable product, the Company will not generate revenue from AutoMed unless the Company charges an additional fee for AutoMed in connection with Medical Billing. The failure to develop AutoMed would have a materially adverse effect on the Company's potential for future revenues and as a result, the value of the Company's securities would likely decrease in value.

     A SUBSTANTIAL AMOUNT OF OUR REVENUES COME FROM TWO MAIN CLIENTS. For the year ended December 31, 2004, the Company received approximately 56% of its revenue, or $1,009,438, from three major clients. For the year ended December 31, 2003, the Company received approximately 50% of its revenue, or $996,947, from two major clients. If the Company were to lose any or all of these three clients, it would have a materially adverse effect on the Company's revenue, and if the Company is unable to gain a new large client to take its place, of a sufficient number of smaller clients to take the place of the major client or clients who are lost, the Company could be forced to abandon or curtail its business plan.

     WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR AUTOMED IN THE EVENT THAT WE ARE ABLE TO RAISE ENOUGH MONEY TO MARKET AUTOMED. Assuming that the Company completes development of the AutoMed software as a stand-alone, commercially viable product, the Company plans to market AutoMed as a "one-stop shopping" solution for medical office management. The Company plans to charge $50,000 per installation for a single user and one computer. Currently the Company generates no revenue through AutoMed. The extent to which AutoMed gains acceptance, if any, will depend, in part, on its cost effectiveness and performance as compared to conventional means of office management, as well as known or unknown alternative software packages. If conventional means of office management or alternative software packages are more cost-effective or outperform AutoMed, the demand for AutoMed may be adversely affected. Additionally, the Company anticipates the need for approximately $1 million to begin marketing AutoMed. The failure of the Company to raise an additional $1 million in financing or AutoMed to achieve and maintain meaningful levels of market acceptance would have a material adverse effect on the AutoMed line of business and the Company's overall business, financial condition and results of operations, and would likely cause the value of the Company's securities to decrease.

     OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have a working capital deficiency. For the fiscal year ending December 31, 2004, we had a net loss of $1,878,568. As of December 31, 2004, we had a net working capital deficiency of $1,684,764 and an accumulated deficit of $1,895,609. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

     WE HAVE NOT BEGUN CONSTRUCTION OF A SURGERY CENTER AND MAY NOT BE ABLE TO DO SO IN THE FUTURE. The Company has not begun renovating the existing building on the land that it owns in Upland, California or constructing a new building on the land for a surgery center. As discussed above, the Company needs approximately $4 to $5 million of additional financing to implement its business plan in connection with AutoMed and the Surgery Center. The Company currently generates no revenue through its Surgery Center line of business. In the event that the Company does not receive the additional financing, or the Company is denied permits to begin construction on the planned surgery center, it will not be able to do any renovation on the existing building or begin construction of a new building for a surgery center. In the event that the Company is not able to perform such renovation or construction, it will have a material adverse effect on the Surgery Center line of business and the Company's overall business, financial condition and results of operations.

     WE MAY FACE POTENTIAL LIABILITY IN CONNECTION WITH PENDING LEGAL PROCEEDINGS AND ARBITRATION PROCEEDINGS WHICH HAVE BEEN BROUGHT AGAINST THE COMPANY, AS WELL AS A $250,000 CONVERTIBLE NOTE, OF WHICH THE COMPANY IS CURRENTLY IN DEFAULT. As of the filing of this report, the Company is a party to approximately five separate legal proceedings and/or arbitration matters in which former clients and a former law firm of the Company have brought claims against the Company ranging from $79,000 to $2,200,000 (see "Item 2. Legal Proceedings," above for more description of these matters). Additionally, the Company is in default on a $250,000 Convertible Promissory Note (described in greater detail above under "Liquidity and Capital Resources"). If the Company is unable to settle or defend against claims made by former clients and a law firm, the plaintiffs in those matters may obtain judgments against the Company. If this happens and/or the Company is forced to pay the $250,000 Convertible Promissory note in cash, and the Company does not have enough cash on hand to pay amount of the judgments, which may be substantial, or the Convertible Promissory Note the Company may be forced to abandon or curtail its business operations.

     WE FACE POTENTIAL LIABILITY AND A POTENTIAL CHANGE IN CONTROL IN CONNECTION WITH AN OUTSTANDING CONVERTIBLE PROMISSORY NOTE IN THE AMOUNT OF $350,000. In November 2004, the Company entered into a convertible promissory note with Falguni Patel, MD. The Company received $350,000 in connection with the promissory note, which bears interest at the rate of 12% per year and is convertible at $1.00 per share into shares of the Company's Common Stock. The promissory note is also personally secured by all of the Common Stock held by our Chief Executive Officer. If we are unable to pay the interest which accrues on the promissory note, or we default on the note, we could be forced to curtail or abandon our business operations. Additionally, if the Company were to default on the promissory note, Mrs. Patel could take voting control of the Company, since the promissory note is secured by the shares of Common Stock held by our Chief Executive Officer, Chandana Basu, who currently holds majority voting control of the Company. If Mrs. Patel were able to gain majority control of the Company she could make changes in the Company's Directors and officers and/or take the Company in a different business direction, agree to sell the assets of the Company, or effect a merger, which may make any investment in the Company worthless.

     WE RELY ON KEY MANAGEMENT. The success of the Company depends upon the personal efforts and abilities of Chandana Basu. The Company faces competition in retaining Ms. Basu and in attracting new personnel should Ms. Basu chose to leave the Company. There is no assurance that the Company will be able to retain and/or continue to adequately motivate Ms. Basu in the future. The loss of Ms. Basu or the Company's inability to continue to adequately motivate her could have a material adverse effect on the Company's business and operations.

     BECAUSE MS. CHANDANA BASU OWNS 81.1% OF OUR OUTSTANDING COMMON STOCK, SHE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER
MINORITY SHAREHOLDERS. Chandana Basu, a Director of the Company and the Company's Chief Executive Officer and Treasurer, owns approximately 81.1% of the issued and outstanding shares of our common stock. Accordingly, she will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Ms. Basu may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)     actual or anticipated variations in our results of operations;
     (2)     our ability or inability to generate new revenues;
     (3)     increased competition; and
     (3)     conditions and trends in the medical billing industry.

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

     Going Concern. As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of $495,094 and an accumulated deficit of $1,714,096 as of December 31, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. However, there is no assurance, that the Company will be successful in meeting its goals and objectives in the future.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.


                    HEALTHCARE BUSINESS SERVICES GROUPS INC.
                                AND SUBSIDIARIES
               (FORMERLY KNOWN AS WINFIELD FINANCIAL GROUP, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

                    HEALTHCARE BUSINESS SERVICES GROUPS INC.
                                AND SUBSIDIARIES
               (FORMERLY KNOWN AS WINFIELD FINANCIAL GROUP, INC.)

                                    CONTENTS
                                    --------

PAGES  F-1 - F-2  REPORTS OF  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE   F-3        CONSOLIDATED BALANCE  SHEET  AS  OF  DECEMBER  31,  2004

PAGE   F-4        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  FOR THE  YEARS  ENDED  DECEMBER  31,  2004  AND  2003

PAGE   F-5        CONSOLIDATED STATEMENTS  OF CHANGES IN STOCKHOLDERS'
                  DEFICIENCY FOR  THE  YEARS  ENDED  DECEMBER  31, 2004 AND 2003

PAGE   F-6        CONSOLIDATED STATEMENTS  OF  CASH FLOWS  FOR  THE YEARS  ENDED
                  DECEMBER  31,  2004  AND  2003

PAGE   F-7        NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  the  Board  of  Directors  of:
Healthcare  Business  Services  Groups  Inc.  and  Subsidiaries

We have audited the accompanying consolidated balance sheet of Healthcare Business Services Groups Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Business Services Groups Inc. and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 13 to the consolidated financial statements, the Company had a loss of $1,878,568, a working capital deficiency of $ 1,684,764, stockholders' deficiency of $ 1,326,801, an accumulated deficit of $ 1,895,609 and cash used in operations of $295,106. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kabani  &  Company,  Inc.
CERTIFIED  PUBLIC  ACCOUNTANTS

Huntington  Beach,  California
April  21,  2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors
  Healthcare Business Services Groups Inc.
  (formerly Winfield Financial Group, Inc.)
  Upland, California

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Healthcare Business Services Groups Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Healthcare Business Services Groups Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

June 4, 2004


               HEALTHCARE BUSINESS SERVICES GROUPS INC.
               (FORMERLY WINFIELD FINANCIAL GROUP, INC.)
                      CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 2004

                                ASSETS
  CURRENT ASSETS:
    Cash & cash equivalents                      $             243,604

  PROPERTY AND EQUIPMENT, NET                                  543,698

  INTANGIBLE ASSET, NET
    Website technology costs                                   188,049

  DEPOSITS                                                       4,335
                                                 ----------------------
    Total Assets                                              979,686
                                                 ======================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                -----------------------------------------------

  CURRENT LIABILITIES
    Accounts payable                             $             151,776
    Accrued expenses                                           472,207
    Accrued officer compensation                               348,142
    Contingent liabilities                                     263,829
    Line of credit                                             100,335
    Current portion of notes payable                           342,079
    Convertible note payable for services                      250,000
                                                 ----------------------
      Total current liabilities                              1,928,368

  NOTES PAYABLE                                                378,119

  COMMITMENTS & CONTINGENCIES                                        -

  STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value;
    Authorized shares 5,000,000,
    none issued and outstanding                                      -
    Common stock, $0.001 par value;
    Authorized shares 50,000,000,
    30,940,150 shares issued and outstanding                    30,940
    Additional paid in capital                                 537,868
    Accumulated deficit                                     (1,895,609)
                                                 ----------------------
      Total stockholders' deficit                           (1,326,801)
                                                 ----------------------
    Total Liabilities and Shareholders' Deficit               979,686
                                                 ======================

  The accompanying notes are an integral part of these consolidated financial statements.



               HEALTHCARE BUSINESS SERVICES GROUPS INC.
               (FORMERLY WINFIELD FINANCIAL GROUP, INC.)
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  FOR THE YEAR ENDED
                                                     DECEMBER 31,

                                                 2004          2003
                                              ------------  -----------
  REVENUES                                    $ 1,667,282   $1,977,913

  OPERATING EXPENSES
    General and administrative expenses         2,346,946    1,891,633
    Officer Compensation                          450,000            -
    Depreciation and amortization                  74,858       29,795
    Consulting fees                               524,278            -
                                              ------------  -----------
      Total operating expenses                  3,396,083    1,921,428
                                              ------------  -----------
  LOSS FROM OPERATIONS                         (1,728,800)      56,485

  Non-operating (income) expense:
    Interest expense                               64,064       24,378
    Interest income                                   (30)      (4,425)
    Beneficial conversion feature expense          83,333            -
                                              ------------  -----------
      Total other (income) expense                147,367       19,953
                                              ------------  -----------
  LOSS BEFORE INCOME TAXES                     (1,876,168)      36,532

  Provision for income taxes                        2,400       19,626
                                              ------------  -----------
  NET LOSS                                    $(1,878,568)  $   16,906
                                              ============  ===========

  BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
                                              ------------  -----------
      COMMON STOCK OUTSTANDING                 29,820,184    5,257,150
                                              ============  ===========

                                              ------------  -----------
  BASIC & DILUTED NET LOSS PER SHARE          $    (0.063)  $    0.003
                                              ============  ===========


* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

  The accompanying notes are an integral part of these consolidated financial statements.


                                  HEALTHCARE BUSINESS SERVICES GROUPS INC.
                                 (FORMERLY WINFIELD FINANCIAL GROUP, INC.)
                                    STATEMENT OF STOCKHOLDERS' DEFICIT
                              FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                 Total
                                                        Common        Paid in   Accumulated   Shareholders
            Description                            Shares    Amount   Capital     Deficit       Deficit
---------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                          1,000  $ 1,000  $  9,000   $   (21,870)  $   (11,870)

Net Income                                              -        -         -        16,906        16,906
                                              -----------------------------------------------------------
Balance, December 31, 2003                          1,000    1,000     9,000        (4,964)        5,036

Recapitalization on reverse acquisition        29,773,650   28,774   (28,775)      (12,077)      (12,078)
                                              -----------------------------------------------------------
Balance - May 7, 2004, after recapitalization  29,774,650   29,774   (19,775)      (17,041)       (7,042)

Issuance of shares to employees                   153,000      153    69,697             -        69,850
Issuance of shares to directors                   150,000      150    67,350             -        67,500
Issuance of shares to consultants                 862,500      863   337,263             -       338,126
Beneficial conversion feature expense              83,333   83,333
Net Loss                                                -        -         -    (1,878,568)   (1,878,568)
                                              -----------------------------------------------------------
Balance, December 31, 2004                     30,940,150  $30,940  $537,868   $(1,895,609)  $(1,326,801)
                                               ==========================================================


  The accompanying notes are an integral part of these consolidated financial statements.


                           HEALTHCARE BUSINESS SERVICES GROUPS INC.
                           (FORMERLY WINFIELD FINANCIAL GROUP, INC.)
                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                           2004              2003
                                                                   ------------------  ------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net loss                                                       $       (1,878,568)  $          16,906
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
      Depreciation and amortization                                            74,858              29,796
      Issuance of shares for service                                          475,476
      Beneficial conversion feature expense                                    83,333
      Issuance of notes payable for service                                   250,000
      (Increase) decrease in current assets:
        Receivables                                                            78,306             (19,335)
        Other assets                                                             (391)             (4,486)
      Increase in current liabilities:
        Accounts payable and accrued expense                                  621,880             184,905
                                                                   ------------------  ------------------
    Total Adjustments                                                       1,583,462             190,880
                                                                   ------------------  ------------------
              Net cash provided by (used in) operating activities            (295,106)            207,786
                                                                   ------------------  ------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property & equipment                                     (67,699)           (669,797)
                                                                   ------------------  ------------------
              Net cash used in investing activities                           (67,699)           (669,797)
                                                                   ------------------  ------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                                             543,000             290,557
      Proceeds from notes payable - officer                                   125,505             146,113
      Payment of notes payable                                               (119,665)
      Payment on line of credit                                                  (314)
      Proceeds from line of credit                                             56,967               8,859
                                                                   ------------------  ------------------
              Net cash provided by  financing activities                      605,493             445,529
                                                                   ------------------  ------------------

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                          242,688             (16,482)

  CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                      916              17,398
                                                                   ------------------  ------------------
  CASH & CASH EQUIVALENTS, ENDING BALANCE                          $          243,604   $             916
                                                                   ==================  ==================

  Supplemetary Information:
   Cash paid during the year for:
      Interest                                                     $           38,370   $          24,378
      Income taxes                                                 $                -   $               -

  The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------     -----------------------------------------------------------

          (A)  ORGANIZATION  AND  NATURE  OF  BUSINESS
          --------------------------------------------

          Healthcare Business Services Groups Inc. (herein referred to as ""Healthcare"" or ""Company"" formerly known as Winfield Financial Group, Inc.) ("Winfield") was formed in Delaware in December 1994. On April 23, 2004, Winfield acquired 100% of the issued and outstanding shares of Healthcare, a Delaware corporation. As part of the same transaction on May 7, 2004, Winfield acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." As a result of the Acquisition, Winfield acquired 100% of three corporations.

          Winfield acquired Healthcare, AutoMed, and Silver Shadow from the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Winfield's common stock. Immediately after these transactions, there were 31,414,650 shares of Winfield's common stock outstanding. As a result, control of Winfield shifted to the sole owner who owns approximately 80.0% of Winfield's common stock, and the Company changed its name to Healthcare. Here in after all references to Winfield refer to Healthcare, AutoMed, and Silver Shadow as a collective whole since their various inceptions.

          Healthcare is a medical billing service provider that for over fifteen years has assisted various health care providers to successfully enhance their billing function. Healthcare has a diversified market base with operations in Providence, Rhode Island; Laredo, Texas; and Upland, California. Healthcare's sister company, AutoMed, has developed a proprietary software system. In addition, Healthcare's other sister company, Silver Shadow, made an investment in real estate where Healthcare plans to construct its first surgical center and corporate office development.

The merger of the Company with Healthcare Business Services Groups Inc. has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Healthcare Business Services Groups Inc. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the Healthcare Business Services Groups Inc., with Healthcare Business Services Groups Inc. being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the year ended December 31, 2004 include Healthcare Business Services Groups Inc. and the Company, while the historical results for the year ended December 31, 2003 are for Healthcare Business Services Groups Inc.

PRINCIPLES  OF  CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Healthcare Business Services Groups Inc. and its wholly owned subsidiary, AutoMed Software Corp. and Silver Shadow Properties, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the year ended December 31, 2004 include both the Company (from the acquisition date) and Healthcare Business Services Groups Inc. and its wholly owned subsidiary, AutoMed Software Corp. and Silver Shadow Properties, LLC (for full year) while the historical results for the year ended December 31, 2003 includes Healthcare Business Services Groups Inc. and its wholly owned subsidiary, AutoMed Software Corp. and Silver Shadow Properties, LLC.

          (B)  USE  OF  ESTIMATES
          --------------------

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statements disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

          (C)  CASH  AND  CASH  EQUIVALENTS
          ---------------------------------

          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

          (D)  REVENUE  RECOGNITION
          -------------------------

          The Company's revenue recognition policies are in compliance with Staff accounting bulletin SAB 104. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue is derived from collections of medical billing services. Revenue is recognized when the collection process is complete which occurs when the money is collected.

          License Revenue - The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin (""ARB"") No. 45 and SOP 81-1.

          Services Revenue - Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and contract accounting is utilized for fixed-price contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

          (E)  PROPERTY  AND  EQUIPMENT
          -----------------------------

          Property and equipment is stated at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

          (F)  SOFTWARE  DEVELOPMENT  COSTS
          ---------------------------------

          The Company has adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

          (G)  IMPAIRMENT  OF  LONG-LIVED  ASSETS
          ---------------------------------------

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

          (H)  STOCK-BASED  COMPENSATION
          ------------------------------

          The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. The Company accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant. As of December 31, 2004, there were no options or warrants outstanding.

          In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The adoption of SFAS No. 148 did not have a material affect on the net loss of the Company.

          (I)  INCOME  TAXES
          ------------------

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ('Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          (J)  BASIC  AND  DILUTED  NET  LOSS  PER  SHARE
          -----------------------------------------------

          Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), ""Earnings per share"". Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

          (K)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
          --------------------------------------------

          Statement of Financial Accounting Standards No. 107, ""Disclosures About Fair Value of Financial Instruments"" requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's accounts and other receivables, accounts payable, accrued liabilities, factor payable, capital lease payable and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

          (L)  CONCENTRATIONS  OF  RISK
          -----------------------------

          Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company's revenue and majority of its assets are derived from operations in Unites States of America.

          (M)  REPORTING  SEGMENTS
          ------------------------

          Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements.

          Healthcare is a medical billing service provider. Healthcare's sister company, AutoMed, has developed a proprietary software system. In addition, Healthcare's other sister company, Silver Shadow, made an investment in real estate where Healthcare plans to construct its first surgical center and corporate office development.

          There has been very insignificant activity in Automed and Silver Shadow. Hence the Company has determined it has only one segment.

          (N)  COMPREHENSIVE  INCOME
          --------------------------

          Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements.

          (O)  RECLASSIFICATIONS
          ----------------------

          For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year.

          (P)  NEW  ACCOUNTING  PRONOUNCEMENTS
          ------------------------------------

          In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS
          No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

          In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

          In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115 "Accounting in certain investments in debt and equity securities"". EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

          (R)  SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING
          ----------------------------------------------------------------------
          ACTIVITIES
          ----------

          The cash flow statements do not include the following non-cash investing and financing activities. In 2004, the Company issued 862,500 restricted common shares valued at $ 338,126 to consultants for providing business and advisory services; 153,000 restricted common shares to employees as bonus valued at $ 69,850; and 150,000 restricted common shares to directors for attending Board meetings valued at $ 67,500.

NOTE 2    REVERSE  LISTING
------    ----------------

          On April 23, 2004, Winfield acquired 100% of the issued and outstanding shares of Healthcare. As part of the same transaction on May 7, 2004, Winfield acquired 100% of the issued and outstanding shares of AutoMed and 100% of the membership interests of Silver Shadow. The transactions are collectively referred to herein as the "Acquisition." As a result of the Acquisition, Winfield acquired 100% of two corporations and one limited liability company and has changed its business focus.

          Winfield acquired Healthcare, AutoMed, and Silver Shadow from the sole owner, in exchange for 25,150,000 newly issued treasury shares of Winfield's common stock. Immediately after these transactions, there were 31,414,650 shares of Winfield's common stock outstanding. As a result, control of Winfield shifted to the sole owner who owned approximately 80.0% of Winfield's common stock immediately after the Acquisition. On January 7, 2005, the Company changed its name to Healthcare. Due to cancellations and an additional issuance, the sole owner currently owns 25,150,000 shares out of 30,940,150 shares of common stock of Winfield (or approximately 81.3%).

NOTE  3   PROPERTY  AND  EQUIPMENT
-------   ------------------------

          Property and equipment at December 31, 2004 consisted of the following:

                                                                          2004
                                                                         -------

          Office  and  computer  equipment                            $  111,663
          Land                                                           390,000
          Work  in  progress                                              70,609
          Furniture  and  fixtures                                        89,868
                                                                         -------
                                                                         662,140
                                                                         -------
           Less  accumulated  depreciation                             (118,442)
                                                                   $     543,698
                                                                         -------

          The Company purchased land in November 2003 for $390,000 and has incurred $70,609 through the end of the period towards the construction of the building. The Company will capitalize the costs until the time the building is completed and will start depreciation it from that point.

          Depreciation expense for the years ended December 31, 2004 and 2003 was $37,248 and $29,796, respectively.

NOTE  4   INTANGIBLE  ASSETS
-------   ------------------

          The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

          Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). Amortization begins from the date when the software becomes operational. The website became operational from July 1, 2004. The Company amortized $37,610 in the accompanying financial statements at December 31, 2004. The balance at December 31, 2004 amounts to $ 188,049.

NOTE  5   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES
-------   -----------------------------------------

          Accounts payable, accrued expenses and contingent liabilities consist of the following:

            Trade payable                                      $    151,776
            Payable to clients                                 $    294,780
            Accrued interest                                         44,444
            Customer deposits                                         5,000
            Income tax payable                                        5,555
            Accrued payroll                                          21,969
            Accrued payroll tax                                       9,602
            Accrued vacation and sick time                            9,799
            Equipment payable                                        14,952
            Other payable                                            66,036
                                                               ------------
             Total accounts payable and accrued expenses       $    623,983
                                                               ============

NOTE  6     LINE  OF  CREDIT
-------     ----------------

          The Company has two revolving lines of credit from two financial institutions for $50,000 and $55,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $44,521 and $55,814 from the credit lines as of December 31, 2004.

NOTE  7   NOTES  PAYABLE
-------   --------------

          Notes  payable  are  summarized  as  follows:

                                                                        2004
                                                                     -----------

               Equipment  loan:  May  2003  due  April  2008;
               payable  in  monthly  installments  of $1,030;
               annual  interest  of  14%;  secured  by  equipment    $    35,272

               Land purchase loan: November 2003 due November 2005;
               interest only payments of $1,563 payable monthly;
               annual  interest  of  7.5%;  secured  by  land            250,000

               Note  payable:  November  2004  due  November  2006;
               interest only payments of $3,500 monthly;
               annual  interest  of 12%; secured by personal
               guaranty  of  the  CEO  and  all  of  the  issued
               and  outstanding  stock  of  the  Company                 350,000

               Note payable: August 2004 due August 2005;
               interest  only  payments  of  $1,188  monthly;
               annual  interest  of  9.5%;  unsecured                     84,926
                                                                     -----------

                                                                         720,198

               Less  current  portion                                  (342,079)
                                                                     -----------

               Notes  payable,  net  of  current  portion             $  378,119
                                                                     -----------

The following is a summary of principal maturities of notes payable:

                 2005                                               $    342,079

                 2006                                                    359,887

                 2007                                                     10,467

                 2008                                                      7,775
                                                                     -----------

                                                                    $    720,198
                                                                     ===========

               The Company recorded interest expense of $ 42,794 and $ 6,051 for the years ended December 31, 2004 and 2003 respectively.

NOTE  8        CONVERTIBLE  NOTE  PAYABLE  FOR  SERVICES
-------        -----------------------------------------

               In connection with a consulting agreement, Healthcare agreed to pay $250,000 for financial and business advisory services. The payment is in the form of a convertible note payable. The note was entered into in April 2004 and is due in April 2005 unless Healthcare receives $3,000,000 in funding at which time the note is payable immediately. The note bears interest of 4% and is unsecured. The note is in default and is immediately payable. The note and accrued interest are convertible into the Company's common stock at 75% of the market price when converted. If the Company defaults on the note, the note is convertible at 50% of the market price when converted. When the note was issued, the market value of the stock was $0.04. The Company recorded beneficial conversion feature expense of $ 83,333 associated with the note. The Company recorded interest expense of $ 6,667 for the year ended December 31, 2004.

NOTE  9        STOCKHOLDERS'  DEFICIENCY
-------        -------------------------

COMMON  STOCK

               The Company is presently authorized to issue 50,000,000 shares of $0.001 par value Common Stock. The Company currently has 30,940,150 common shares issued and outstanding. The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

               Healthcare acquired the Company from the sole owner, in exchange for 25,150,000 newly issued treasury shares of Healthcare's common stock.

               On July 27, 2004, the Company cancelled 2,640,000 shares of common stock in exchange for right to the name ""Winfield Financial Group, Inc."" and the transfer of any contracts, agreements, rights or other intangible property owned by Winfield Financial Group, Inc. (WFLD) that relate to the business operations of WFLD prior to the change in control whether or not accounted for in WFLD's financial statements. These shares have been included as part of recapitalization on reverse acquisition of the Company.

               The Company issued 1,000,000 shares to consultant as consideration for work done in recapitalization of the Company. These shares have been included as part of recapitalization on reverse acquisition of the Company.

               In 2004, the Company issued 862,500 restricted common shares valued at $ 338,126 to consultants for providing business and advisory services; 153,000 restricted common shares to employees as bonus valued at $ 69,850; and 150,000 restricted common shares to directors for attending Board meetings valued at $ 67,500. The common shares were valued at the then trading price of the common shares on the date of issuance. The Company recorded $67,500 and $0 as compensation expense for the years ended December 31, 2004 and 2003, respectively.

CLASS  B  PREFERRED  STOCK

               The Company's Articles of Incorporation (Articles"") authorize the issuance of 50,000,000 shares of no par value Class B
               Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

NOTE  10     COMMITMENTS  AND  CONTINGENCIES
--------     -------------------------------

               During 2004, the Company leased its corporate offices space in Upland, California; Stockton, California; Laredo, Texas; and in Providence, Rhode Island under operating lease agreements. The office facilities in Stockton and Laredo were closed during 2004. The Upland facility lease calls for a monthly rent of $3,387 and Providence office facility calls for a monthly rent of $685. The Upland and Providence facilities operating leases expire in May 2005 and have renewal options. Rent expense under operating leases for the year ended December 31, 2004 was $59,873.

               Future  minimum  lease  payments  are  as  follows:

                    Year                           Amount
                    ----                           ------

                    2005                          $16,288

NOTE  11       INCOME  TAXES
--------       -------------

               Income tax expense (benefit) for the year ended December 31, 2004 is summarized as follows:

                                                              2004
                                                       --------------
               Current:
                 Federal                              $     (760,107)
                 State                                      (134,137)
                                                            (894,244)
                                                       --------------
                 Valuation allowance                          891,844
                                                       ==============
               Income tax expense (benefit)           $         2,400
                                                       ==============

               The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                    December 31,  December 31,
                                                       2004          2003
                                                    -----------   -----------
Tax expense (credit) at statutory rate-federal         (34)%          (34)%
State tax expense net of federal tax                    (6)            (6)
Changes in valuation allowance                         (40)           (40)

                                                    -----------   -----------
  Tax expense at actual rate                             -             -
                                                    ===========   ===========

               The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

               Deferred  tax  assets:
                Net operating loss carry forward     $      2,235,609
                                                      ------------------
                 Total gross deferred tax assets            2,235,609
               Less  valuation  allowance                  (2,235,609)
                                                      ------------------
               Net  deferred  tax  assets            $          -
                                                      ==================

               At December 31, 2004, the Company had net operating loss carry forwards of approximately $2,235,,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2019.

               The net change in the valuation allowance for the year ended December 31, 2004 was an increase of $2,235,609.

NOTE 12        CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
-------        -------------------------------------------------

               The three major customers of the Company provided $1,009,438 or 56% of the revenues of the Company for the year ended December 31, 2004. Two major customers of the Company provided $996,947 or 50% of the revenues for the year ended December 31, 2003. There are no accounts receivable to any of the major customers as of December 31, 2004.

NOTE  13       GOING  CONCERN
--------       --------------

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $1,878,568, a working capital deficiency of $ 1,684,764, stockholders' deficiency of $ 1,326,801, an accumulated deficit of $ 1,895,609 and cash used in operations of $295,106. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

               Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and seeking new clients for medical billings, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE  14       LITIGATION
--------       ----------

               The Company is defendant in multiple lawsuits initiated by the clients of the Company. The complaints allege that the Company and its officers improperly withheld approximately monies from the clients. The complaints allege, among others, claims for breach of contract and breach of fiduciary duty. The plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney fees. The parties have conducted discovery and permission to take additional discovery is being sought. The Company has accrued $ 263,829 in the accompanying financials and has recorded them as a contingent liability.

               In November 2004, a law firm initiated action against the Company and its officers. The demand for arbitration alleges that the Company and its officer owes firm approximately $ 79,000 in unpaid legal fees. In 2005, the parties agreed to settle all the claims in return for payment of $ 30,000 from the Company. The Company has accrued $ 30,000 in the accompanying financials.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective October 28, 2004, the client auditor relationship between the Company and Malone & Bailey, PC (formerly Malone & Bailey, PLLC) ("Malone") ceased as the former accountant was dismissed. Effective November 6, 2004, the Company engaged Kabani & Company, Inc., Certified Public Accountants ("Kabani") as its principal independent public accountant for the fiscal year ended December 31, 2004. The decision to change accountants was recommended and approved by the Company's Board of Directors on November 12, 2004.

     Malone's report on the financial statements of the Company for the fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

     In connection with the audit of the Company's fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, there have been no disagreements, except for one disagreement (discussed below) that has been resolved, between Malone and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Malone would have caused Malone to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements.

     There was one disagreement between Malone and the Company (the "Disagreement") which was resolved on September 28, 2004. The fourth paragraph to Note 1 of the December 31, 2003 financial statements filed with the Securities and Exchange Commission (the "Commission") on Form 8-K/A on November 5, 2004, says, "Winfield, through a trust account owned by its clients, bills and collects on medical billings. Winfield controls the account through which all of the money is deposited. Winfield retains a percentage of the collection as a fee, typically 10%, and remits the balance to the clients." In Note 12, the third paragraph says, in part, "Through June 4, 2004, Winfield borrowed $181,427 from [this same] account that Winfield controls on behalf of Winfield's clients." Since June 4, 2004, the Company has said they actually owed a much smaller amount to this account, but have been unable to provide adequate documentation or properly reconcile this account to the Company's books. The Company's Board of Directors discussed the Disagreement with Malone, the former accountant. After such discussions, the Company took the following actions: 1) conceded to utilize the numbers prepared by Malone that were included in Note 12 of the December 31, 2003 financial statements; and 2) made adjustments to the Company's books and records per Malone's numbers. The foregoing actions taken by the Company resolved the Disagreement. Malone did not conduct an audit of the Company's financial statements for 2004. Malone's quoted statement above was not the result of an audit as Malone did not audit any period of 2004.

     There have been no reportable events as provided in Item 304(a)(iv)(B) of Regulation S-B during the Company's fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

     The Company authorized Malone to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Malone review the disclosure and Malone has been given an opportunity to furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company herein. Such letters are filed as Exhibits 16.1 and 16.2, to the Company's Form 8-K filed by the Company on December 8, 2004, and incorporated herein by reference.

     The Company has not previously consulted with Kabani regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; (iii) the Disagreement; or (iv) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during the Company's fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND OFFICERS

The  Directors  and  Officers  of  the  Company  are  as  follows:

              NAME                      AGE          POSITION
              ------                    ---          --------

              Chandana Basu             49           Chief Executive
                                                     Officer, Treasurer,
                                                     and Director

              Narinder Grewal, M.D.     52           Director

              Bharati Shah, M.D.        58           Director

CHANDANA BASU

     Chandana Basu, age 49, has served as the Company's Chief Executive Officer and Treasurer since May 2004, after the Company acquired Healthcare Business Services Group, Inc. ("HBSGI"), a full-service medical billing agency and a wholly-owned subsidiary of the Company. She has served as a Director of the Company since November 12, 2004. Ms. Basu incorporated HBSGI in December 1994. Ms. Basu has operated HBSGI for the past fourteen (14) years. Ms. Basu has been successful in growing HBSGI from a core client base of doctors and hospitals in California, Florida, Washington state and Texas without the use of consistent marketing or advertising. Ms. Basu has over 14 years of experience in medical bill collecting from insurance companies. Ms. Basu also has over 14 years of experience in computer design and programming. Ms. Basu is the CEO and President of AutoMed Software Corp. and the Manager of Silver Shadow Properties, LLC, both wholly-owned subsidiaries of the Company. Ms. Basu received a Bachelors Degree with majors in Math, Physics and Chemistry from Bethune College in 1975. She attended the Computer Learning Center during 1978. She also received specialized education in medical billing, anesthesia billing and attended various pain management conferences. Ms. Basu is a Technical Exhibitor for the American Association of Anesthesiology.

NARINDER  GREWAL,  M.D.

     Narinder Grewal, M.D., age 52, an anesthesiologist, pain management specialist, has been a self-employed Medical Doctor for the last fifteen years. He also owns and operates a surgery center. Dr. Grewal has concurrently served as a Director of the Company since May 2004. Dr Grewal brings experience with surgical center development and management from a medical and administrative perspective. Dr. Grewal has an eight year relationship with the Company and is the Company's largest client as well. The Company generates approximately 30% of its revenues from the services that it provides to Dr. Grewal, and as a result, Dr. Grewal is the Company's largest client. Dr. Grewal is licensed to practice medicine in the State of California. Dr. Grewal received a degree in medicine from Patiala University in Punjab, India.

BHARATI SHAH, M.D.

     Bharati Shah, M.D., age 58, anesthesiologist and pain management specialist, is currently the President of her own medical practice, B. Shah, M.D., Inc., doing business as Comprehensive Pain Medical Clinic. Dr. Shah has operated her own medical practice since 1980. Dr. Shah has concurrently served as a Director of the Company since May 2004. Dr. Shah will be an ambassador for the Company in the medical community and a credible marketing tool at conferences and association meetings. Dr Shah will provide vital physician input about new services and products to be explored by the Company. Dr. Shah is licensed to practice medicine in the State of California. Dr. Shah received her MB BS degrees from Bombay University in 1971. She has received specialized education in anesthesiology and pain management. Dr. Shah is a member of the American College of Advancement in Medicine. The Company also provides services to Bharati Shah, MD, a Director of the Company. The Company receives less than 5% of its revenue from Dr. Shah.

     All directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

     Dr. Shah, Chandana Basu and Dr. Grewal have not been named to any committees of the Company's Board of Directors, and any committees of the Company's Board of Directors to which Dr. Shah, Ms. Basu or Dr. Grewal may be named have not been determined, as of the filing of this Report.

CHANGES IN OFFICERS AND DIRECTORS

     On November 10, 2004, Mark D. Johnson resigned as a Director of the Company. On November 12, 2004, the Majority Shareholder, via unanimous written consent, removed Dr. Thomas Guthrie as a Director of the Company.

     On November 12, 2004, the Majority Shareholder, via unanimous written consent, appointed Chandana Basu as a Director of the Company.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section  16(a)  forms  filed  by  such  reporting  persons.

     Based on stockholder filings with the SEC, Chandana Basu, Christopher Madero, Narinder Grewal, MD and Bharati Shah, MD are subject to Section 16(a) filing requirements. Bharati Shah failed to file a report on Form 3 after becoming a director of the Company during the Company's most recent fiscal year. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person (other than Bharati Shah) required to file such a report failed to file on a timely basis during the Company's most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                Other                                          All
                                                                Annual   Restricted                  LTIP     Other
   Name & Principal                                             Compen-    Stock      Options      Payouts    Compen-
       Position               Year    Salary ($)   Bonus ($)    sation     Awards       SARs         ($)      sation

Chandana Basu (1)            2004     $60,000      $540,000
Chief Executive Officer,
Treasurer and Director

Robert W. Burley             2004      $    0
Former Chief Executive
Officer                      2003      $    0
                             2002      $    0


* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) Chandana Basu receives as salary of $5,000 per month and a minimum bonus of $45,000 per month pursuant to an employment agreement with Healthcare.
     The Company has accrued $348,142 as officer compensation for Ms. Basu.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of April 11, 2005, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:


Name and Address          Shares of Common Stock Beneficially Owned (1)
                          ---------------------------------------------
of Beneficial Owners             Number                 Percent
--------------------             ------                 -------

Chandana Basu (2)              25,150,000                 81.1%

Narinder Grewal, MD (2)           100,000                  0.3%

Bharati Shah, MD (2)               50,000                  0.2%

All officers and directors     25,300,000                 81.5%
as a group (3 people)


(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of April 11, 2005, there were 31,040,150 shares of Common Stock outstanding, which does not include 12,500 shares of Common Stock, which have been purchased by an investor, but which the Company has not issued to the investor, as of the date of this filing.

(2)     The  business  address  of  the Company's officers and directors is 1126
West  Foothill  Blvd,  Suite  105,  Upland,  California  91786.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 1, 2004, Ms. Basu entered into an employment agreement with Healthcare Business Services Groups, Inc., a Delaware corporation ("Healthcare"), and the Company's wholly owned subsidiary, pursuant to which Ms. Basu serves as the Chief Executive Officer, Vice President, Chief Operation Officer and Treasurer of Healthcare. Pursuant to the employment agreement, Ms. Basu receives compensation of $5,000 per month, a bonus of 25% of the gross receipts of Healthcare payable monthly with a minimum bonus of $45,000 per month, six weeks of paid vacation, and an S500 Mercedes Benz (or equivalent type) car allowance covering all automobile related expenses, and annual equity based compensation of a minimum of one (1) million shares of common stock of Healthcare.

     Chandana Basu, the Company's Chief Executive Officer loans the Company money for operations from time to time, but there is no commitment between the Company and Ms. Basu to do so. The balance of these loans as of December 31, 2004 was $0.

     Narinder Grewal, MD, a Director of the Company, is the Company's largest client. Dr. Grewal is an anesthesiologist and pain management specialist. He also operates a surgery center that is not otherwise affiliated with the Company or the Company's Surgery Center line of business. The Company provides Dr. Grewal with medical billing and other administrative services. The Company generates approximately 30% of its revenues from the services that it provides to Dr. Grewal, and as a result, Dr. Grewal is the Company's largest client. The Company has had a relationship with Dr. Grewal for eight years.

     The Company also provides services to Bharati Shah, MD, a Director of the Company. The Company receives less than 5% of its revenue from Dr. Shah.

     On January 13, 2005, the Company's majority shareholder and Chief Executive Officer, Chandana Basu voted her shares to adopt the Company's Amended 2004 Stock Option Plan ("Option Plan"). Pursuant to the Option Plan, Ms. Basu is eligible to receive 1,250,000 shares of the Company's Common Stock in connection with that Option Plan.

     The Company uses a California Company, Alta Vista Billing Service For Complex Medical Care, Inc. ("Alta Vista"), to deposit money for its clients. Alta Vista is 100% owned by the Company's Chief Executive Officer, Chandana Basu and serves only as a reimbursement account to keep the client's deposits in a separate account for which it receives no compensation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

Exhibit No.     Description of Exhibit
----------      ----------------------
2.1(1)          Exchange  Agreement
2.2(1)          Addendum  to  Common  Stock  Purchase  Agreement
3.1(2)          Certificate of Amendment
3.2(3)          Amended Bylaws
10.1(4)         Employment Agreement with Chandana Basu
10.2*           Convertible Note with GoPublicToday.com

16.1(5) Letter from Malone & Bailey, PLLC dated November 23, 2004, regarding change in Certifying Accountant

16.2(6) Letter from Malone & Bailey, PC dated December 8, 2004, Regarding change in Certifying Accountant

21.1*           Subsidiaries

31.1*           Certificate of the Chief Executive Officer and Chief
                Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certificate of the Chief Executive Officer of Chief
                Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1) Filed as Exhibits 2.1 and 2.2, respectively, to the Form 8-K filed with the Commission on May 17, 2004, and incorporated herein by reference.

(2) Filed as Exhibit 3.1 to the Company's Form 8-K filed January 13, 2005, and incorporated herein by reference.

(3) Filed as Exhibit 3.2, to the Company's Form 8-K, filed December 8, 2004, and incorporated herein by reference.

(4) Filed as Exhibit 10.1 to the Company's Form 8-K, filed November 5, 2004, and incorporated herein by reference.

(5) Filed as Exhibit 16.1 to the Company's Form 8-K filed with the Commission on November 24, 2004, and incorporated herein by reference.

(6) Filed as Exhibit 16.2 to the Company's Form 8-K filed with the Commission on December 8, 2004, and incorporated herein by reference.

*     Filed herein

     (b) REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the fiscal period covered by this report:

          The Company filed a report on Form 8-K/A, on November 5, 2004, to amend the Company's previous Form 8-K in connection with the Acquisition of HBSGI, to include audited financials and pro forma information for HBSGI, to report the election of new directors, and to clarify the previous filing.

          The Company filed a report on Form 8-K, on November 23, 2004, to report that the Company had filed a press release in connection with the Company entering into a compliance and consulting agreement with Public Company Management Corporation.

          The Company filed a report on Form 8-K, on November 23, 2004, to report that the Company had filed a press release in connection with Public Company Management Corporation presenting at the National Investment Banker's Association (NIBA) conference.

          The Company filed a report on Form 8-K on November 14, 2004, to report that Effective October 28, 2004, the client auditor relationship between Winfield Financial group, Inc. (the "Company") and Malone & Bailey, PC ("Malone") ceased as the former accountant was dismissed. Effective November 6, 2004, the Company engaged Kabani & Company, Inc., Certified Public Accountants ("Kabani") as its principal independent public accountant for the fiscal year ended December 31, 2004. Additionally, the Company reported changes in the Company's Board of Directors.

          The Company filed a report on Form 8-K/A on December 8, 2004, to amend the Company's Form 8-K filed on November 24, 2004, to disclose that a disagreement between the Registrant and its predecessor independent accountant was resolved, the date on which the disagreement was resolved, and the actions taken to resolve the disagreement.

The Company filed the following reports on Form 8-K subsequent to the last quarter of the fiscal period covered by this report:

          The Company filed a report on Form 8-K on January 13, 2005, to report that the Company had filed a Certificate of Amendment with the Nevada Secretary of State to change the Company's name, increase the Company's authorized shares and to report the adoption of Amended Bylaws.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $22,500 and $46,300, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $12,200 and $0, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above was $0 and $0, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HEALTHCARE BUSINESS SERVICES GROUPS, INC.

DATED: May 13, 2005                        By: /s/ Chandana Basu
             ---                                 ------------------------
                                                 Chandana Basu
                                                 Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                        TITLE                        DATE

/s/ Chandana Basu           Chief Executive Officer,     May 13, 2005
----------------------      Chief Financial Officer,     ----------
Chandana Basu               and Director