Form 10QSB
period 2005-03-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2005-05-24
CIK 1192069

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT

                  For the transition period from       to

                     Commission file number: 000-50014


                 HEALTHCARE BUSINESS SERVICES GROUPS, INC.
                 -----------------------------------------
     (Exact name of small business issuer as specified in its charter)


             NEVADA                                     88-0478644
      -------------------                           ------------------
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

                                    N/A
                                 ---------
                         (Former name and address)

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of May 19, 2005, 31,040,150 shares, $0.001 par value of the Company's common stock ("Common Stock") of the issuer were outstanding.

                       PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                HEALTHCARE BUSINESS SERVICES GROUPS INC.
               (formerly Winfield Financial Group, Inc.)
                       CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                             March 31, 2005


                                 ASSETS
   CURRENT ASSETS:
        Accounts receivable                                        17,149

   PROPERTY AND EQUIPMENT, net                                    565,794

   INTANGIBLE ASSET, net
        Website technology costs, net                             169,244

   DEPOSITS                                                         4,551
                                                               -----------
        Total Assets                                           $  756,738
                                                               ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES
        Accounts payable and accurued expenses                  $ 584,673
        Contingent liabilities                                    263,829
        Accrued officer compensation                              416,828
        Line of credit                                            117,658
        Current portion of notes payable                          339,674
        Convertible note payable for services                     250,000
                                                                ----------
                 Total current liabilities                      1,972,662

   NOTES PAYABLE                                                  375,189

   COMMITMENTS & CONTINGENCIES                                          -

   STOCKHOLDERS' DEFICIT
        Preferred stock, $0.001 par value;
          Authorized shares 5,000,000,
          none issued and outstanding                                   -
        Common stock, $0.001 par value;
          Authorized shares 50,000,000,
          31,040,150 shares issued and outstanding                 31,040
        Additional paid in capital                                556,768
        Accumulated deficit                                    (2,178,920)
                                                                ----------
                 Total stockholders' deficit                   (1,591,112)

                                                                ----------
        Total Liabilities and Stockholders' Deficit            $  756,738
                                                                ==========

The accompanying notes are an integral part of these consolidated  financial statements.

                    HEALTHCARE BUSINESS SERVICES GROUPS INC.
                   (FORMERLY WINFIELD FINANCIAL GROUP, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 FOR THREE MONTHS PERIOD ENDED
                                                        MARCH 31, 2005
                                                     2005           2004
                                                 -----------    ------------

Net revenues                                     $  366,189     $  408,316

Operating expenses
      General and administrative expenses           591,500        428,938
      Depreciation and amortization                  28,116          9,312
      Consulting fees                                 5,569          9,780
                                                 -----------    ------------
                 Total operating expenses           625,185        448,030

                                                 -----------    ------------
Loss from Operations                               (258,997)       (39,714)

Non-operating expense:
      Interest expense                               21,914         15,481

                                                 -----------    ------------
Loss before income taxes                           (280,911)       (55,195)

Provision for income taxes                            2,400            800

                                                 -----------    ------------
Net loss                                         $ (283,311)    $  (55,995)
                                                 ===========    ============

                                                 -----------    ------------
Basic & diluted net loss per share               $   (0.009)    $   (0.002)
                                                 ===========    ============


Basic & diluted weighted average number of       -----------    ------------
    common stock outstanding                     30,957,928     29,774,650
                                                 ===========    ============

* Weighted average number of shares used to compute basic and diluted loss per share is the securities is anti-dilutive.


The accompanying notes are an  integral part of these consolidated financial statements.

                             HEALTHCARE BUSINESS SERVICES GROUPS INC.
                             (FORMERLY WINFIELD FINANCIAL GROUP, INC.)
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                                                                              FOR THREE MONTHS PERIOD ENDED
                                                                                    MARCH 31, 2005
                                                                                  2005          2004
                                                                              -----------    ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                               $ (283,311)    $ (55,995)
       Adjustments to reconcile net loss to net cash
       used in  operating activities:
            Depreciation and amortization                                         28,116         9,312
            Issuance of shares for service                                        19,000
            Issuance of notes payable for service
            (Increase) decrease in current assets:
                  Receivables                                                    (17,149)       78,306
                  Deferred income taxes                                                -       (89,646)
                  Other assets                                                       216           219
            Increase in current liabilities:
                  Accounts payable and accrued expenses                           28,943      (130,573)
               Net cash used in operating activities                            (224,184)     (188,377)
                                                                              -----------    ------------

   CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of property & equipment                                  (31,407)      (37,117)
                                                                              -----------    ------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from notes payable                                                -       193,000
            Proceeds from notes payable - officer                                      -        15,630
            Payment of notes payable                                              (5,335)       (1,692)
            Proceeds on line of credit                                            17,323        63,269
            Payments of line of credit                                                 -          (970)
                                                                              -----------    ------------
                Net cash provided by  financing activities                        11,988       269,237
                                                                              -----------    ------------

   NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           (243,604)       43,743

   CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                    243,604           916

                                                                              -----------    ------------
   CASH & CASH EQUIVALENTS, ENDING BALANCE                                    $        -     $  44,659
                                                                              ===========    ============

       Supplemetary Information:
            Cash paid during the year for:
                  Interest                                                    $   13,228     $   5,481
                                                                              ===========    ============
                  Income taxes                                                $        -     $  10,110
                                                                              ===========    ============

The accompanying notes are an integral  part of these consolidated financial statements.

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
            ORGANIZATION


   (A) Organization and Nature of Business

   Healthcare Business Services Groups Inc. (herein referred to as "Healthcare" or "Company" formerly known as Winfield Financial Group, Inc.) ("Winfield") was formed in Delaware in December 1994. On April 23, 2004, Winfield acquired 100% of the issued and outstanding shares of Healthcare, a Delaware corporation. As part of the same transaction on May 7, 2004, Winfield acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." As a result of the Acquisition, Winfield acquired 100% of three corporations.

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

   The merger of the Company with Healthcare Business Services Groups Inc. was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Healthcare Business Services Groups Inc. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the
   Healthcare Business Services Groups Inc., with Healthcare Business Services Groups Inc. being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end.




   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Healthcare Business Services Groups Inc. and its wholly owned subsidiary, AutoMed Software Corp. and Silver Shadow Properties, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the three months ended March 31, 2005 and 2004 include Healthcare Business Services Groups Inc., and the Company, while the historical results for the three months ended March 31, 2004 are for Healthcare Business Services Groups Inc.

   (B) Use of Estimates

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





   License Revenue - The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1.

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






   (G) Basic and Diluted Net Loss Per Share

   Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

   (H) Fair Value of Financial Instruments

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's accounts and other receivables, accounts payable, accrued liabilities, factor payable, capital lease payable and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.


   (I) Concentrations of Risk

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





   (J) Reporting Segments

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

   (K) Reclassifications

   For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year.

   (L) New Accounting Pronouncements

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


   In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115 "Accounting in certain investments in debt and equity securities". EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board
   (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

   (M)  Supplemental  Disclosure   of   Non-Cash   Investing  and  Financing
   Activities

   The cash flow statements do not include the following non-cash investing and financing activities. During the three months ended March 31, 2005, the Company issued 100,000 restricted common shares valued at $19,000 to a consultant for providing business and advisory services.

   (N) Basis of presentation

   The  accompanying  unaudited  condensed   consolidated  interim  financial
   statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on May 16, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.


   (O) Issuance of Shares for service

   The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.


NOTE 2.     REVERSE ACQUISITION

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




   Winfield acquired Healthcare, AutoMed, and Silver Shadow from the sole owner, in exchange for 25,150,000 newly issued treasury shares of Winfield's common stock. Immediately after these transactions, there were 31,414,650 shares of Winfield's common stock outstanding. As a result, control of Winfield shifted to the sole owner who owned approximately 80.0% of Winfield's common stock immediately after the Acquisition. On January 7, 2005, the Company changed its name to Healthcare. Due to cancellations and an additional issuance, the sole owner currently owns 25,150,000 shares out of 31,040,150 shares of common stock of Winfield (or approximately 81%).

NOTE 3.     PROPERTY AND EQUIPMENT

   Property and equipment at March 31, 2005 consisted of the following:

                                          2004
                                     ------------
Office and computer equipment        $  115,542
Land                                    390,000
Work in progress                         98,137
Furniture and fixtures                   89,868
                                     ------------
                                        693,547
 Less accumulated depreciation         (127,753)
                                     ------------
                                     $  565,794
                                     ============

   The Company purchased land in November 2003 for $390,000 and has incurred $98,137 through the end of the period towards the construction of the building. The Company will capitalize the costs until the time the building is completed and will start depreciation it from that point.

   Depreciation expense for the three months ended March 31, 2005 and 2004 was $9,311 and $9,312, respectively.


NOTE 4.     INTANGIBLE ASSETS

   The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

   Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). Amortization begins from the date when the software becomes operational. The website became operational from July 1, 2004. The Company amortized $18,805 in the accompanying financial statements at March 31, 2005. The balance at March 31, 2005 amounts to $169,244.




NOTE 5.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

Trade payable                                    $   119,069
Accrued expenses                                      87,527
Accrued interest                                      51,569
Customer deposits                                      5,000
Income tax payable                                     7,955
Accrued payroll                                       20,947
Accrued payroll tax                                    7,336
Accrued vacation and sick time                         8,597
Equipment payable                                     13,816
Payable to clients                                   262,857
                                                 -----------
Total accounts payable and accrued expenses      $   584,673
                                                 ===========

NOTE 6.     LINE OF CREDIT

   The Company has two revolving lines of credit from two financial institutions for $50,000 which expires on May 17, 2005 and $75,000 which is due on demand. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $44,268 and $73,390 from the credit lines as of March 31, 2005.


NOTE 7.     NOTES PAYABLE

   Notes payable are summarized as follows:
                                                                     March 31,
                                                                       2005
                                                                    ----------

  Equipment loan: May 2003 due April 2008; payable in monthly
  installments of $1,030; annual interest of 14%; secured            $ 33,350
  by equipment

  Land purchase loan: November 2003 due November 2005; interest
  only  payments  of  $1,563 payable monthly;                         250,000
  annual interest of 7.5%; secured by land

  Note payable: November 2004 due November 2006;annual interest of    350,000
  12%; secured by personal guaranty of the CEO and secured by the issued and outstanding stock of the Company upto the amount of principal and interest.




  Note payable: August 2004 due August 2005; interest only
  payments of $1,000 monthly; annual interest of 9.5%; unsecured       81,513
                                                                    ----------

                                                                      714,863

  Less current portion                                               (339,674)
                                                                    ----------

  Notes payable, net of current portion                             $ 375,189
                                                                    ----------

   The following is a summary of principal maturities of notes payable:

  2005                                                              $ 339,674
  2006                                                                359,887
  2007                                                                 10,467
  2008                                                                  4,835
                                                                    ----------
                                                                    $ 714,863
                                                                    ----------

   The Company recorded interest expense of $21,915 and $5,648 for the years ended March 31, 2005 and 2004, respectively.


NOTE 8.     CONVERTIBLE NOTE PAYABLE FOR SERVICES

   In connection with a consulting agreement, Healthcare agreed to pay $250,000 for financial and business advisory services. The payment is in the form of a convertible note payable. The note was entered into in April 2004 and is due in April 2005 unless Healthcare receives $3,000,000 in funding at which time the note is payable immediately. The note bears interest of 4% and is unsecured. The note is in default and is immediately payable. The note and accrued interest are convertible into the Company's common stock at 75% of the market price when converted. If the Company defaults on the note, the note is convertible at 50% of the market price when converted. When the note was issued, the market value of the stock was $0.04. The Company recorded beneficial conversion feature expense of $83,333 associated with the note for the year ended December 31, 2004.





NOTE 9.     STOCKHOLDERS' DEFICIENCY

   Common Stock

   The Company is presently authorized to issue 50,000,000 shares of $0.001 par value Common Stock. The Company currently has 31,040,150 common shares issued and outstanding. The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

   Healthcare acquired the Company from the sole owner, in exchange for 25,150,000 newly issued treasury shares of Healthcare's common stock.

   On July 27, 2004, the Company cancelled 2,640,000 shares of common stock in exchange for right to the name "Winfield Financial Group, Inc." and the transfer of any contracts, agreements, rights or other intangible property owned by Winfield Financial Group, Inc. (WFLD) that relate to the business operations of WFLD prior to the change in control whether or not accounted for in WFLD's financial statements. These shares have been included as part of recapitalization on reverse acquisition of the Company.

   The Company issued 1,000,000 shares to consultant as consideration for work done in recapitalization of the Company. These shares have been included as part of recapitalization on reverse acquisition of the Company.

   On March 16, 2005, the Company issued 100,000 restricted Common Shares to a consultant valued at $19,000 for business consulting and advisory services.




   Class B Preferred Stock

   The Company's Articles of Incorporation ("Articles") authorize the issuance of 50,000,000 shares of no par value Class B Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.


NOTE 10     COMMITMENTS AND CONTINGENCIES

   During 2005, the Company leased its corporate offices space in Upland, California and in Providence, Rhode Island under operating lease agreements. The Upland facility lease calls for a monthly rent of $3,387 and Providence office facility calls for a monthly rent of $685. The Providence facility is on a month to month operating lease and the Upland facility's operating lease expire in November 2006 and have renewal options. Rent expense under operating leases for the three months ended March 31, 2005 was $12,901.

   Future minimum lease payments are as follows:

             Year             Amount
             ------------------------
             2006             $40,644



NOTE 12.    CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS


   The three major customers of the Company provided $237,526 or 65% of the revenues of the Company for the three months ended March 31, 2005 and $258,212 or 63% of the revenues of the Company for the three months ended March 31, 2004. There are no accounts receivable to any of the major customers as of March 31, 2005.




NOTE 13     GOING CONCERN

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $283,311, a working capital deficiency of $1,953,913, stockholders' deficiency of $1,589,513, an accumulated deficit of $2,178,920 and cash used in operations of $224,184. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


NOTE 14     LITIGATION

   The Company is defendant in multiple lawsuits initiated by the clients of the Company. The complaints allege that the Company and its officers improperly withheld monies from the clients. The complaints allege, among others, claims for breach of contract and breach of fiduciary duty. The plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney fees. The parties have conducted discovery and permission to take additional discovery is being sought. The Company has accrued $263,829 in the accompanying financials and has recorded them as a contingent liability.

   In November 2004, a law firm initiated action against the Company and its officers. The demand for arbitration alleges that the Company and its officer owes firm approximately $79,000 in unpaid legal fees. In 2005, the parties agreed to settle all the claims in return for payment of $30,000 from the Company. The Company has accrued $30,000 in the accompanying financials.






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

On June 21, 2004, the Registrant entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Registrant) and Linda Burley (former Director and Secretary of the Registrant) whereby the Registrant agreed to transfer certain assets owned by the Registrant immediately prior to the change in control in consideration for Mr. and Mrs. Burley's cancellation of an aggregate of 2,640,000 of their shares of the Registrant's Common Stock. The Registrant transferred the following assets to Mr. and Mrs. Burley: i) the right to the name "Winfield Financial Group, Inc."; and ii) any contracts, agreements, rights or other intangible property that related to the Registrant's business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Registrant's financial statements. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley, there were 28,774,650 shares of the Registrant's Common Stock outstanding. As a result of these transactions, control of the Registrant shifted to Ms. Basu. Ms. Basu currently owns 25,150,000 shares (or approximately 81.1%) out of 31,040,150 of the Registrant's issued and outstanding Common Stock.

On January 5, 2005, the Registrant changed its name to Healthcare Business Services Groups, Inc. The Registrant is a holding company for HBSGI. The business operations discussed herein are conducted by HBSGI. The Registrant, through HBSGI, is engaged in the business of providing medical billing services to healthcare providers in the United States.

The Company is a medical billing service provider that for over fourteen years has assisted various healthcare providers to successfully enhance their billing function. The Company has a diversified market base with operations in Providence, Rhode Island and Upland, California. The Company has developed a proprietary medical billing software system named AutoMed{trademark}. The Company has installed, and is currently ready to market and install, AutoMed{trademark} at some of the Company's existing medical billing clients. The Company expects that after this software is launched, revenues will grow substantially over the next three to five years extending its billing model into the technology era. In addition, the Company made an investment in real estate which the Company had rezoned for development and construction of a surgical center.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE  MONTHS  ENDED MARCH 31,
2004

Revenue for the three months ended March 31, 2005 were $366,189 compared to $408,316 for the same period in 2004. The decrease in revenues was due to reduction in collections during the quarter.

General & administrative ("G&A") expense for the three months ended March 31, 2005 was $490,325 compared to $428,938 for the same period in 2004. The increase in G&A expenses in 2005 was due to costs incurred by the Company in marketing the company's business and costs associated with becoming a publicly traded company.

Depreciation and amortization was $28,116 for the three months ended March 31, 2005 as compared to $9,312 for the same period in 2004. The increase in depreciation and amortization expense was primarily due to an increase in amortization expense of software development costs of medical billings software.

Consulting fees were $5,569  for  the  three  months ended March 31, 2005 as
compared to $9,780 for the same period in 2004.   The decrease in consulting
fees was primarily due to less use of consultants.

Total operating expenses for the three months ended March 31, 2005 increased $177,155 to $625,185 as compared to $448,030 for the same period in 2004. The increase in total expenses was due to the increase in SG&A and depreciation and amortization expenses.

Interest expense for the three months ended March 31, 2005 was $21,914 compared to $15,481 for the same period in 2004. This was due to the Company drawing on credit lines and signing new interest bearing promissory notes and interest charges.

Net loss was $283,311 (or basic and diluted net loss per share of $0.001) for the three months ended March 31, 2005 as compared to net loss of $55,995 (or basic and diluted net loss earnings per share of $0.003) for the same period in 2004. The increase in net loss was due to increase in operating expenses in 2005 and reduction in revenues in 2005 compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $17,149 in current assets and a working capital deficiency of $1,953,913 as of March 31, 2005. The Company had total assets of $756,738 as of March 31, 2005, which consisted of $488,137 of work in progress, $77,657 of property and equipment, $169,244 of intangible assets from the Company's website technology costs, and $4,551 of deposits. Work in progress was due to a purchase of land made by the Company in November 2003 for $390,000 and $98,137 which the Company has incurred for the construction of the building.

The Company had total current liabilities of $1,971,061 as of March 31, 2005, consisting of accounts payable of $94,900, accrued expenses of $201,147, amount due to clients of $262,857, contingent liabilities of $263,829, line of credit of $117,658, convertible note payable for services of $250,000, and note payable to third parties of $714,863.

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $44,268 and $73,390 from the credit lines as of March 31, 2005.

The Company's convertible note payable for services was entered into in April 2004, in connection with financial advisory services and was due April 2005 unless the Company receives $3,000,000 in funding at which time the note will be payable immediately. The note is in default and is immediately payable. The note bears interest at 4% per year and is unsecured. The note and accrued interest are convertible into the Company's Common Stock at 75% of the market price when converted.

Net cash used in operating activities was $224,184 during the three months ended March 31, 2005, as compared to net cash provided by operating activities of $188,377 during the same period in 2004.

Net cash used in investing activities was $31,407 during the three months ended March 31, 2005, as compared to net cash used in investing activities of $37,117 during the same period in 2004.

Net cash provided by financing activities was $11,988 during the three months ended March 31, 2005, as compared to net cash provided by financing activities of $269,237 for the same period in 2004.

In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed{trademark}, to begin development and construction on its first surgery center, and to purchase a second parcel of land for its second surgery center. The Company believes that it can satisfy the current cash requirements for Medical Billing. It is imperative that we raise $4 to $5 million of additional capital to fully implement our business plan with respect to AutoMed{trademark} and Surgery Centers. The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed{trademark} and Surgery Centers, and may cause the Company to curtail or scale back its current Medical Billing operations.

RISK FACTORS

NEED FOR ADDITIONAL FINANCING. In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed{trademark}, to begin development and construction on its first surgery center, and to purchase a second parcel of land for its second surgery center. The Company believes that it can satisfy the current cash requirements for Medical
Billing. The Company needs to raise $4 to $5 million of additional financing to implement its business plan with respect to AutoMed{trademark} and Surgery Centers. The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed{trademark} and Surgery Centers, and may cause the Company to curtail or scale back its current Medical Billing operations.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have a working capital deficiency. As of March 31, 2005 we had a net working capital deficiency of $1,953,913 and an accumulated deficit of $2,178,920. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed(TM) and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

HEALTHCARE PAYS SUBSTANTIAL COMPENSATION TO CHANDANA BASU. Healthcare has paid Chandana Basu, its Chief Executive Officer, Vice President, Chief Operation Officer and Treasurer, compensation of $135,000 as of March 31, 2005, consisting of a monthly salary and minimum monthly bonus of $45,000 and
and  5,000,  respectively, for  her  services.   Ms.  Basu  received  annual
compensation of $450,000 and 540,770 for the fiscal years ended December 31,
2004 and 2003, respectively.   Ms.  Basu serves in these capacities pursuant
to an employment agreement with Healthcare. Ms. Basu also serves as the Chief Executive Officer of the Registrant, the Chief Executive Officer and President of AutoMed, and the manager of Silver Shadow. The Company expects to continue to pay Ms. Basu such compensation or more for the foreseeable future. The amount of compensation that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit.

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

RELIANCE ON KEY MANAGEMENT. The success of the Company depends upon the personal efforts and abilities of the Company's Chief Executive Officer, Chandana Basu. The Company faces competition in retaining such personnel and in attracting new personnel should any of the foregoing chose to leave the Company. There is no assurance that the Company will be able to retain and/or continue to adequately motivate such personnel. The loss of any of these employees or the Company inability to continue to adequately motivate them could have a material adverse effect on the Company's business and operations.

BECAUSE MS. CHANDANA BASU OWNS 81.1 OF OUR OUTSTANDING COMMON STOCK, SHE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Chandana Basu, a Director of the Company and the Company's Chief Executive Officer and Treasurer, owns approximately 84.5% of the issued and outstanding shares of our Common Stock. Accordingly, she will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Ms. Basu may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

Going Concern. As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of $1,953,913 and an accumulated deficit of $2,178,920 as of March 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. However, there is no assurance, that the Company will be successful in meeting its goals and objectives in the future.

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

                        PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Groups, Inc. As of the filing of this Report, Healthcare has not paid any money with respect to such default judgment. The default judgment relates to a contract for billing services between Healthcare and Dr. Tariq entered into in 1996. After termination of the contract, Dr. Tariq requested an accounting of the amounts collected from his patients by Healthcare in connection with the billing services. In July 1999, Healthcare sent an accounting to Dr. Tariq in the amount of $275,355 collected, $42,512 charged by Healthcare as its fee, and $222,298 paid to Dr. Tariq. On September 22, 1999, Healthcare received notice of the default judgment. Although Healthcare has not taken legal steps to defend itself against the default judgment, Healthcare claims to have not received proper notice from Dr. Tariq of a civil action. To the best of Healthcare management's knowledge, Dr. Tariq has not sought to enforce the judgment as of the filing of this Report.

During 2002, the Company was sued by one of its clients. The Company filed a countersuit against the client for violating the contractual agreement between the Company and the client. By agreemMedical Care, Inc., which is 100% owned by Ms. Basu improperly withheld monieent, the Company is supposed to receive all collections for which it billed and then pay client its share pursuant to the fee agreement. At the time of dispute in mid 2002, there was in excess of $1.5 million dollars to be collected on behalf of this client. The client changed addresses to insurance companies and started to receive collections directly from the insurance companies and do its own billings to patients while under contract with the Company. In addition, the client did not provide an accounting to the Company nor pay the Company its due share. The Company alleges that the client used the Company's medical billing methods in violation of the contract. The amount the Company is suing for is $210,056 plus its fees for all billing done by the client's office for the past three years using the billing methods of HBSGI.

On July 11, 2002, Kamran Ghadimi ("Ghadimi") initiated a lawsuit against the Company and others in the Superior Court of alifornia, County of San Bernardino, Case No. RCV 064904, styled Kamran Ghadimi v. Chandana Basu, et al. The complaint alleges that the Company, the Company's President, Ms. Basu, and Alta Vista Billing Service For Complex s from Ghadimi, and seeks in excess of 60,000 from the Company and Ms. Basu. The Complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Ghadimi seeks compensatory and punitive damages, prejudgment interest, costs and attorney's fees. The Company refutes Ghamadi's claims and has filed a counterclaim alleging, among others, claims for breach of contract and misappropriation of trade secrets. The counterclaim seeks compensatory and punitive damages, prejudgment interest, costs and attorney's fees in an unspecified amount.

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

In May 2004, Sanjiv Jain, M.D. and Shubba Jain, M.D. (the "Jains") initiated an arbitration against the Company and others with the American Arbitration Association, Case No. 72 193 00578 04 MACR, styled Sanjiv Jain, M.D.,et all. v. HBSG, et. al. The complaint alleges that the Company, its president and certain affiliated companies, improperly withheld medical billing payments from Jains. The complaint alleges among other things, claims for breach of contract and conversion. The Jains seek compensatory damages of approximately $200,000, punitive damages, prejudgment interest, costs and attorneys' fees.

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

On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc., ("New Horizon") initiated a lawsuit against the Company and Ms. Basu in the Superior Court of California, County of Los Angeles, Case No. VC 042695,
styled New Horizon  Medical, Inc. v. Chandana Basu, et al.  The   complaint
raises a claim for breach of contract against the Company and Ms. Basu. The complaint alleges that the Company and Ms. Basu failed to remit sums
due to New Horizon. In the  complaint,   New  Horizon  sought  compensatory
damages of $2,200,000, prejudgment interest and costs. On April 8, 2005, the court dismissed the action and referred it to arbitration. The matter is set for preliminary hearing before the assigned arbitrator on May 22, 2005. The Company refutes New Horizon's claims and has asserted claims in the arbitration alleging, among other things, claims for breach of contract and misappropriation of trade secrets. By agreement, the Company is supposed to receive all collections for which it billed and then pay client its share pursuant to the fee agreement. At the time of dispute, there was in excess of $2 million dollars to be collected on behalf of this client. The client changed addresses to insurance companies and started to receive collections directly from the insurance companies and do its own billings to patients while under contract with the Company. In addition, the client did not provide an accounting to the Company nor pay the Company its due share. The Company's claim against New Horizon seeks compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys' fees in an unspecified amount. New Horizon has not yet submitted a cross-complaint against the Company in the arbitration.

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

ITEM 2.     CHANGES IN SECURITIES

On March 16, 2005, the Company issued 100,000 restricted common shares valued at $19,000 to a consultant for providing business and advisory services to the Company.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.     OTHER INFORMATION

      None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

               Exhibit No.*                Description

                31.1 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to
                                 Section 302 of  the  Sarbanes-Oxley  Act of
                                 2002 *

                32.1 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to
                                 Section 906 of  the  Sarbanes- Oxley Act of
                                 2002*

* Filed Herein.

      (b) Reports on Form 8-K

      The Company filed no Reports on Form 8-K during the fiscal quarter ended March 31, 2005.

                                 SIGNATURES

      In  accordance  with   the  requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Healthcare Business Services Group, Inc.

Dated: May 20, 2005

                                    By: /s/ Chandana Basu
                                       ------------------------
                                    Chandana Basu,
                                    Chief Executive Officer and
                                    Principal Financial Officer