Form 10QSB
period 2005-06-30
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2005-08-15
CIK 1192069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-50014

HEALTHCARE BUSINESS SERVICES GROUPS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA                                     88-0478644

(State or other jurisdiction of          (IRS Employer Identification No.)

                                       incorporation or organization)

1126 West Foothill Blvd, Suite 105, Upland, CA 91786

(Address of principal executive offices)

(909) 608-2035

(Registrant's telephone number)

N/A

(Former name and address)

Check whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements  for the past 90 days. Yes [X] No [ ]

As of August 15, 2005, 31,040,150 shares, $0.001 par value of the Company's common stock ("Common Stock") of the issuer were outstanding.

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on May 16, 2005.

HEALTHCARE BUSINESS SERVICES GROUPS INC.
(formerly Winfield Financial Group, Inc.)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
June 30, 2005

ASSETS

CURRENT ASSETS:
Receivable from officer	$15,155

PROPERTY AND EQUIPMENT, net	78,830

INTANGIBLE ASSET, net
Website technology costs, net	150,439

DEPOSITS	5,231
Total Assets	$249,655

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$744,859
Contingent liabilities	263,829
Line of credit	116,632
Current portion of notes payable	89,949
Convertible note payable for services	250,000
Total current liabilities	1,465,270

NOTES PAYABLE	370,674

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;
Authorized shares 5,000,000,
none issued and outstanding	-
Common stock, $0.001 par value;
Authorized shares 50,000,000,
31,040,150 shares issued and outstanding	31,040
Additional paid in capital	556,768
Accumulated deficit	(2,174,096)
Total stockholders' deficit	(1,586,288)

Total Liabilities and stockholders' Deficit	$249,655

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.
(formerly Winfield Financial Group, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods		For the six month periods ended
	June 30		June 30

	2005	2004	2005	2004

Net revenues	$360,641	$423,750	$726,830	$832,066

Operating expenses
General and administrative expenses	522,382	1,786,254	1,113,882	2,283,976
Depreciation and amortization	27,057	9,312	55,173	18,624
Consulting fees	37,924	30,238	43,493	52,368
Total operating expenses	587,363	1,825,804	1,212,548	2,354,968

Loss from Operations	(226,722)	(1,402,054)	(485,718)	(1,522,902)

Non-operating income (expense):
Gain on sale of land	261,863	-	261,863	-
Interest expense	(30,318)	(26,809)	(52,232)	(42,290)

Gain/(loss) before income taxes	4,823	(1,428,863)	(276,087)	(1,565,192)

Provision for income taxes	-	-	2,400	-

Net income/(loss)	$4,823	$(1,428,863)	$(278,487)	$(1,565,192)

Basic & diluted net loss per share	$0.000	$(0.048)	$(0.006)	$(0.057)

Basic & diluted weighted average number of common stock outstanding	31,040,150	29,831,277	49,118,359	27,490,638

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.
(formerly Winfield Financial Group, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For the six month periods ended
	June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,487)	$(1,565,192)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	55,173	18,624
Issuance of shares for service	19,000	1,010,000
Gain on sale of land	(261,863)
(Increase) decrease in current assets:
Receivables	(15,155)	78,306
Other assets	(896)	156
Increase in current liabilities:
Accounts payable and accrued expenses	(227,267)	320,048
Net cash used in operating activities	(709,495)	(138,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(40,831)	(67,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceds from notes payable	490,425	210,317
Proceeds on line of credit	16,297	-
Payments of line of credit		(1,751)
Net cash provided by financing activities	506,722	208,566

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(243,604)	2,809

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	243,604	916

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$3,725

Supplementary Information:
Cash paid during the year for:
Interest	$13,928	$5,481
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

NOTE 1

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

Healthcare is a medical billing service provider that for over fifteen years has assisted various health care providers to successfully enhance their billing function.  Healthcare has a diversified market base with operations in Providence, Rhode Island; Laredo, Texas; and Upland, California.  Healthcare's sister company, AutoMed, has developed a proprietary software system. In addition, Healthcare's other sister company, Silver Shadow, made an investment in real estate where Healthcare plans to construct its first surgical center and corporate office development. During the period, the Company transferred the real estate and construction with historical cost of $ 488,137 and the loan associated with the real estate worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company. The officer of the Company owes $ 15,155 to the Company as a result of this transfer.

The merger of the Company with Healthcare Business Services Groups Inc. was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Healthcare Business Services Groups Inc. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the Healthcare Business Services Groups Inc., with Healthcare Business Services Groups Inc.  being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the six months period ended June 30, 2005 include Healthcare Business Services Groups Inc. and the Company, while the historical results for the six month periods ended June 30, 2004 are for Healthcare Business Services Groups Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Healthcare Business Services Groups Inc. and its wholly owned subsidiary, AutoMed Software Corp. and Silver Shadow Properties, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the six months period ended June 30, 2005 include Healthcare Business Services Groups Inc. and the Company, while the historical results for the six month periods ended June 30, 2004 are for Healthcare Business Services Groups Inc.

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

(C) Revenue Recognition

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

(D) Software development Costs

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

(E) Impairment of Long-Lived Assets

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

(F) Stock-based Compensation

The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services.  Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.  The Company accounts for stock options and warrants issued to employees under the intrinsic value method.  Under this method, the Company recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.  As of June 30, 2005, there were no options or warrants outstanding.

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

(G) Fair Value of Financial Instruments

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

(H) Concentrations of Risk

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

(I) Reporting Segments

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

(J) Comprehensive Income

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

(L) New Accounting Pronouncements

New pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in process of evaluating the impact of this pronouncement on its financial position.

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

(M) Supplemental Disclosure of Non-cash Investing and Financing Activities

The cash flow statements do not include the following non-cash investing and financing activities.  During the six months ended June 30, 2005, the Company issued 100,000 restricted common shares valued at $19,000 to a consultant for providing business and advisory services.

(N) Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on May 16, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

(O) Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

NOTE 2

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

NOTE 3

PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consisted of the following:

June 30, 2005

Office and computer equipment	$124,966
Furniture and fixtures	89,869
214,835
Less accumulated depreciation	(136,005)
$78,830

The Company purchased land in November 2003 for $390,000 and has incurred $98,137 through the end of the period towards the construction of the building.

During the period, the Company transferred the land and construction with historical cost of $ 488,137 and the loan associated with the land worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company. The officer of the Company owes $ 15,155 to the Company as a result of this transfer. The company booked a gain of $261,863 on the transaction.

Depreciation expense for the six months ended June 30, 2005 and 2004 was $ 17,563 and $ 18,624, respectively.

NOTE 4

INTANGIBLE ASSETS

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized.  Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years).  Amortization begins from the date when the software becomes operational.  The website became operational from July 1, 2004.  The Company amortized $37,610 in the accompanying financial statements at June 30, 2005. The balance at June 30, 2005 amounts to $150,439.

NOTE 5

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Trade payable	$ 68,323
Accrued expenses	59,786
Accrued interest	58,702
Customer deposits	5,000
Income tax payable	7,955
Accrued payroll liabilities	21,505
Accrued vacation and sick time	9,379
Equipment payable	20,430
Payable to clients	157,953
Credit cards payable	27,909
Other payables	20,559
Bank overdraft	287,358

Total accounts payable and accrued expenses	$ 744,859

NOTE 6

LINE OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $44,170 and $72,461 from the credit lines as of June 30, 2005.

NOTE 7

NOTES PAYABLE

Notes payable are summarized as follows:
June 30, 2005

Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by equipment	$29,465

Note payable: November 2004 due November 2006; interest only payments of $3,500 monthly; annual interest of 12%; secured by personal guaranty of the CEO and all of the issued and outstanding stock of the Company	350,000

Note payable: August 2004 due August 2005; interest only payments of $1,188 monthly; annual interest of 9.5%; unsecured	81,158

460,623
Less current portion	(89,949)
Notes payable, net of current portion	$370,674

The following is a summary of principal maturities of notes payable:
June 30, 2006	$89,949
June 30, 2007	360,207
June 30, 2008	10,467
$460,623

The Company recorded interest expense of $13,506 and $27,081 on these notes for the three month and six month periods ended June 30, 2005 respectively. The Company recorded interest expense of $1,340 and $2,740 on these notes for the three month and six month periods ended June 30, 2004 respectively.

NOTE 8

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

NOTE 9

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

Class B Preferred Stock

The Company's Articles of Incorporation (Articles") authorize the issuance of 50,000,000 shares of no par value Class B Preferred Stock.  No shares of Preferred Stock are currently issued and outstanding.  Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors.  The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series.  The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock.  In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

NOTE 10

COMMITMENTS AND CONTINGENCIES

During 2005, the Company leased its corporate offices space in Upland, California, in  Rhode Island and in Lincoln, Rhode Island under operating lease agreements.  The Upland facility lease calls for a monthly rent of $3,387 and the Lincoln facility calls for monthly rent of $ 448.  The Lincoln lease is for three years expiring in May 2008. The Upland facility's operating lease expire in November 2006 and have renewal options.  Rent expense under operating leases for the six months ended June 30, 2005 was $ 27,757.

Future minimum lease payments are as follows:

Year	Amount
2006	$42,633
2007	5,376
2008	2,240

NOTE 12

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The four major customers of the Company provided $ 554,144 or 75% of the revenues of the Company for the six months ended June 30, 2005. The three major customers of the Company provided $ 493,463 or 59% of the revenues of the Company for the six months ended June 30, 2004. There are no accounts receivable from any of the major customers as of June 30, 2005.

NOTE 13

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $ 278,487, a working capital deficiency of $1,450,115, stockholders' deficiency of $1,586,288, an accumulated deficit of $2,174,096 and cash used in operations of $ 709,495.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 14

LITIGATION

The Company is defendant and counter claimant in multiple lawsuits initiated by the clients of the Company. The complaints allege that the Company and its officers improperly withheld monies from the clients. The complaints allege, among others, claims for breach of contract and breach of fiduciary duty. The plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney fees. The parties have conducted discovery and permission to take additional discovery is being sought. The Company has accrued $263,829 in the accompanying financials and has recorded them as a liability.

In November 2004, a law firm initiated action against the Company and its officers. The demand for arbitration alleges that the Company and its officer owes firm approximately $79,000 in unpaid legal fees. In 2005, the parties agreed to settle all the claims in return for payment of $30,000 from the Company. During the period, the Company paid $30,000 to settle all the claims.

NOTE 15

RELATED PARTY TRANSACTIONS

During the period, the Company transferred the land and construction with historical cost of $488,137 and the loan associated with the land worth $250,000 with accrued interest of $12,500 to the officer of the Company. The officer of the Company owes $15,155 to the Company as a result of this transfer. The company booked a gain of $261,863 on the transaction.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities and Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

The Company is a medical billing service provider that for over fourteen years has assisted various healthcare providers to successfully enhance their billing function.  The Company has a diversified market base with operations in Providence, Rhode Island and Upland, California.   The Company has developed a proprietary medical billing software system named AutoMed(TM).  The Company has installed, and is currently ready to market and install, AutoMed(TM) at some of the Company's existing medical billing clients.  The Company expects that after this software is launched, revenues will grow substantially over the next three to five years extending its billing model into the technology era.  In addition, the Company made an investment in real estate which the Company had rezoned for development and construction of a surgical center. During the period, the Company transferred the real estate and construction with historical cost of $ 488,137 and the loan associated with the real estate worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company. The real estate and construction has been valued at the fair market value for the purposes of transfer to the officer of the Company. The fair market value has been arrived based on the appraisal of the real estate amounting to $ 750,000. The officer of the Company owes $ 15,155 to the Company as a result of this transfer.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenue for the six months ended June 30, 2005 were $726,830 compared to $832,066 for the same period in 2004.  The decrease in revenues was due to reduction in collections during the six months ended June 30, 2005 as compared to same period in 2004.

General & administrative ("G&A") expense for the six months ended June 30, 2005 was $1,113,882 compared to $2,283,976 for the same period in 2004.  The decrease in G&A expenses in 2005 was due to reduction in costs incurred by the Company in marketing the company's business and costs associated with becoming a publicly traded company,

Depreciation and amortization was $55,173 for the six months ended June 30, 2005 as compared to $18,624 for the same period in 2004.  The increase in depreciation and amortization expense was primarily due to an increase in amortization expense of software development costs of medical billings software.

Consulting fees were $43,493 for the six months ended June 30, 2005 as compared to $52,368 for the same period in 2004.  The decrease in consulting fees was primarily due to less use of consultants.

Interest expense for the six months ended June 30, 2005 was $52,232 compared to $42,290 for the same period in 2004.  This was due to the Company drawing on credit lines and signing new interest bearing promissory notes and interest charges.

Net loss was $278,487 (or basic and diluted net loss per share of $0.006) for the six months ended June 30, 2005 as compared to net loss of $1,565,192 (or basic and diluted net loss earnings per share of $0.057) for the same period in 2004.  The decrease in net loss was due to decrease in operating expenses in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $15,155 in current assets and a working capital deficiency of $1,450,115 as of June 30, 2005.  The Company had total assets of $249,655 as of June 30, 2005, which consisted of $78,830 of property and equipment, $150,439 of intangible assets from the Company's website technology costs, and $5,231 of deposits.

The Company had total current liabilities of $1,465,270 as of June 30, 2005, consisting of accounts payable and accrued expenses of $ 744,859, amount due to clients of $ 157,953, contingent liabilities of $263,829, line of credit of $116,632, convertible note payable for services of $250,000, and note payable to third parties of $460,623.

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $44,170 and $72,461 from the credit lines as of June 30, 2005.

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

Net cash used in operating activities was $ 709,495 during the six months ended June 30, 2005, as compared to net cash provided by operating activities of $ 138,058 during the same period in 2004.

Net cash used in investing activities was $ 40,831 during the six months ended June 30, 2005, as compared to net cash used in investing activities of $ 67,699 during the same period in 2004.

Net cash provided by financing activities was $ 506,722 during the six months ended June 30, 2005, as compared to net cash provided by financing activities of $ 208,566 for the same period in 2004.

In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed(TM). During the period, the Company transferred the real estate and construction with historical cost of $ 488,137 and the loan associated with the real estate worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company. The real estate and construction has been valued at the fair market value for the purposes of transfer to the officer of the Company. The fair market value has been arrived based on the appraisal of the real estate amounting to $ 750,000. The officer of the Company owes $ 15,155 to the Company as a result of this transfer.

 The Company believes that it can satisfy the current cash requirements for Medical Billing.  It is imperative that we raise $4 million to $5 million of additional capital to fully implement our business plan with respect to AutoMed(TM).  The Company intends to raise the additional capital in one or more private placements.  The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all.  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed(TM), and may cause the Company to curtail or scale back its current Medical Billing operations.

RISK FACTORS

NEED FOR ADDITIONAL FINANCING.  In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed.  The Company believes that it can satisfy the current cash requirements for Medical Billing.  The Company needs to raise $4 million to $5 million of additional financing to implement its business plan with respect to AutoMed(TM).  The Company intends to raise the additional capital in one or more private placements.  The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all.  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed(TM), and may cause the Company to curtail or scale back its current Medical Billing operations.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As of June 30, 2005 The Company had a loss of $ 278,487, a working capital deficiency of $1,450,115, stockholders' deficiency of $1,586,288, an accumulated deficit of $2,174,096 and cash used in operations of $ 709,495. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed(TM). If we are unable to continue as a going concern, you will lose your entire investment.

HEALTHCARE PAYS SUBSTANTIAL COMPENSATION TO CHANDANA BASU. Healthcare has paid Chandana Basu, its Chief Executive Officer, Vice President, Chief Operation Officer and Treasurer, compensation of $270,000 for the six months ended June 30, 2005, consisting of a monthly salary and minimum monthly bonus of $45,000. Ms. Basu received annual compensation of $450,000 and 540,770 for the fiscal years ended December 31, 2004 and 2003, respectively.  Ms. Basu serves in these capacities pursuant to an employment agreement with Healthcare. Ms. Basu also serves as the Chief Executive Officer of the Registrant, the Chief Executive Officer and President of AutoMed, and the manager of Silver Shadow.  The Company expects to continue to pay Ms. Basu such compensation or more for the foreseeable future.  The amount of compensation that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit.

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

GOING CONCERN. As shown in the accompanying consolidated financial statements, the Company had a loss of $ 278,487, a working capital deficiency of $1,450,115, stockholders' deficiency of $1,586,288, an accumulated deficit of $2,174,096 and cash used in operations of $ 709,495.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. However, there is no assurance, that the Company will be successful in meeting its goals and objectives in the future.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

ITEM 3. - CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835, plus prejudgment and post-judgment interest against Healthcare Business Services Groups, Inc.  As of the filing of this Report, Healthcare has not paid any money with respect to such default judgment.  The default judgment relates to a contract for billing services between Healthcare and Dr. Tariq entered into in 1996.  After termination of the contract, Dr. Tariq requested an accounting of the amounts collected from his patients by Healthcare in connection with the billing services.  In July 1999, Healthcare sent an accounting to Dr. Tariq in the amount of $275,355 collected, $42,512 charged by Healthcare as its fee, and $222,298 paid to Dr. Tariq.  On September 22, 1999, Healthcare received notice of the default judgment.  Although Healthcare has not taken legal steps to defend itself against the default judgment, Healthcare claims to have not received proper notice from Dr. Tariq of a civil action.  To the best of Healthcare management's knowledge, Dr. Tariq has not sought to enforce the judgment as of the filing of this Report.

ITEM 2. - CHANGES IN SECURITIES

On March 16, 2005, the Company issued 100,000 restricted common shares valued at $19,000 to a consultant for providing business and advisory services to the Company.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. - OTHER INFORMATION

None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.*	Description

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

* Filed Herein.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended June 30, 2005.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Business Services Group, Inc.

Dated: August 13, 2005

By: /s/ Chandana Basu

Chandana Basu,

Chief Executive Officer and

Principal Financial Officer