Form 10QSB/A
period 2005-06-30
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2005-08-18
CIK 1192069

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

HEALTHCARE BUSINESS SERVICES GROUPS INC.
(formerly Winfield Financial Group, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For the six month periods ended
	June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,487)	$(1,565,192)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	55,173	18,624
Issuance of shares for service	19,000	1,010,000
Gain on sale of land	(261,863)
(Increase) decrease in current assets:
Receivables	(15,155)	78,306
Other assets	(896)	156
Increase in current liabilities:
Accounts payable and accrued expenses	(227,267)	320,048
Net cash used in operating activities	(709,495)	(138,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(40,831)	(67,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	490,425	210,317
Proceeds on line of credit	16,297	-
Payments of line of credit		(1,751)
Net cash provided by financing activities	506,722	208,566

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(243,604)	2,809

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	243,604	916

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$3,725

Supplementary Information:
Cash paid during the year for:
Interest	$13,928	$5,481
Income taxes	$-	$-

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

Healthcare is a medical billing service provider that for over fifteen years has assisted various health care providers to successfully enhance their billing function.  Healthcare has a diversified market base with operations in Providence, Rhode Island; Laredo, Texas; and Upland, California.  Healthcare's sister company, AutoMed, has developed a proprietary software system. In addition, Healthcare's other sister company, Silver Shadow, made an investment in real estate where Healthcare plans to construct its first surgical center and corporate office development. During the period, the Company transferred the real estate and construction with historical cost of $488,137 and the loan associated with the real estate worth $250,000 with accrued interest of $12,500 to the officer of the Company. The officer of the Company owes $15,155 to the Company as a result of this transfer.

The merger of the Company with Healthcare Business Services Groups, Inc., was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Healthcare Business Services Groups, Inc., obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the Healthcare Business Services Groups, Inc., with Healthcare Business Services Groups, Inc., being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the six months period ended June 30, 2005 include Healthcare Business Services Groups, Inc., and the Company, while the historical results for the six month periods ended June 30, 2004 are for Healthcare Business Services Groups, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Healthcare Business Services Groups, Inc., and its wholly owned subsidiary, AutoMed Software Corp., and Silver Shadow Properties, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups, Inc., on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the six months period ended June 30, 2005 include Healthcare Business Services Groups, Inc., and the Company, while the historical results for the six month periods ended June 30, 2004 are for Healthcare Business Services Groups, Inc.

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

(I) Reporting Segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements.

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

Depreciation expense for the six months ended June 30, 2005 and 2004 was $17,563 and $18,624, respectively.

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

NOTE 5

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Trade payable	$ 355,681
Accrued expenses	59,786
Accrued interest	58,702
Customer deposits	5,000
Income tax payable	7,955
Accrued payroll liabilities	21,505
Accrued vacation and sick time	9,379
Equipment payable	20,430
Payable to clients	157,953
Credit cards payable	27,909
Other payables	20,559

Total accounts payable and accrued expenses	$ 744,859

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

NOTE 10

COMMITMENTS AND CONTINGENCIES

During 2005, the Company leased its corporate offices space in Upland, California, in  Rhode Island and in Lincoln, Rhode Island under operating lease agreements.  The Upland facility lease calls for a monthly rent of $3,387 and the Lincoln facility calls for monthly rent of $448.  The Lincoln lease is for three years expiring in May 2008. The Upland facility's operating lease expire in November 2006 and have renewal options.  Rent expense under operating leases for the six months ended June 30, 2005 was $ 27,757.

Future minimum lease payments are as follows:

Year	Amount
2006	$42,633
2007	5,376
2008	2,240

NOTE 12

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The four major customers of the Company provided $554,144 or 75% of the revenues of the Company for the six months ended June 30, 2005. The three major customers of the Company provided $493,463 or 59% of the revenues of the Company for the six months ended June 30, 2004. There are no accounts receivable from any of the major customers as of June 30, 2005.

NOTE 13

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $278,487, a working capital deficiency of $1,450,115, stockholders' deficiency of $1,586,288, an accumulated deficit of $2,174,096 and cash used in operations of $709,495.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company is a medical billing service provider that for over fourteen years has assisted various healthcare providers to successfully enhance their billing function.  The Company has a diversified market base with operations in Providence, Rhode Island and Upland, California.   The Company has developed a proprietary medical billing software system named AutoMed(TM).  The Company has installed, and is currently ready to market and install, AutoMed(TM) at some of the Company's existing medical billing clients.  The Company expects that after this software is launched, revenues will grow substantially over the next three to five years extending its billing model into the technology era.  In addition, the Company made an investment in real estate which the Company had rezoned for development and construction of a surgical center. During the period, the Company transferred the real estate and construction with historical cost of $488,137 and the loan associated with the real estate worth $250,000 with accrued interest of $12,500 to the officer of the Company. The real estate and construction has been valued at the fair market value for the purposes of transfer to the officer of the Company. The fair market value has been arrived based on the appraisal of the real estate amounting to $750,000. The officer of the Company owes $15,155 to the Company as a result of this transfer.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

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

The Company had total current liabilities of $1,465,270 as of June 30, 2005, consisting of accounts payable and accrued expenses of $744,859, amount due to clients of $157,953, contingent liabilities of $263,829, line of credit of $116,632, convertible note payable for services of $250,000, and note payable to third parties of $460,623.

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

Net cash used in operating activities was $709,495 during the six months ended June 30, 2005, as compared to net cash provided by operating activities of $ 138,058 during the same period in 2004.

Net cash used in investing activities was $40,831 during the six months ended June 30, 2005, as compared to net cash used in investing activities of $67,699 during the same period in 2004.

Net cash provided by financing activities was $506,722 during the six months ended June 30, 2005, as compared to net cash provided by financing activities of $208,566 for the same period in 2004.

In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed(TM). During the period, the Company transferred the real estate and construction with historical cost of $488,137 and the loan associated with the real estate worth $250,000 with accrued interest of $12,500 to the officer of the Company. The real estate and construction has been valued at the fair market value for the purposes of transfer to the officer of the Company. The fair market value has been arrived based on the appraisal of the real estate amounting to $750,000. The officer of the Company owes $ 15,155 to the Company as a result of this transfer.

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

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As of June 30, 2005 The Company had a loss of $278,487, a working capital deficiency of $1,450,115, stockholders' deficiency of $1,586,288, an accumulated deficit of $2,174,096 and cash used in operations of $709,495. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed(TM). If we are unable to continue as a going concern, you will lose your entire investment.

HEALTHCARE PAYS SUBSTANTIAL COMPENSATION TO CHANDANA BASU. Healthcare has paid Chandana Basu, its Chief Executive Officer, Vice President, Chief Operation Officer and Treasurer, compensation of $270,000 for the six months ended June 30, 2005, consisting of a monthly salary and minimum monthly bonus of $45,000. Ms. Basu received annual compensation of $450,000 and $540,770 for the fiscal years ended December 31, 2004 and 2003, respectively.  Ms. Basu serves in these capacities pursuant to an employment agreement with Healthcare. Ms. Basu also serves as the Chief Executive Officer of the Registrant, the Chief Executive Officer and President of AutoMed, and the manager of Silver Shadow.  The Company expects to continue to pay Ms. Basu such compensation or more for the foreseeable future.  The amount of compensation that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit.

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

BECAUSE MS. CHANDANA BASU OWNS 81.1 PERCENT OF OUR OUTSTANDING COMMON STOCK, SHE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS.  Chandana Basu, a Director of the Company and the Company's Chief Executive Officer and Treasurer, owns approximately 81.1% of the issued and outstanding shares of our Common Stock. Accordingly, she will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of Ms. Basu may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

GOING CONCERN. As shown in the accompanying consolidated financial statements, the Company had a loss of $278,487, a working capital deficiency of $1,450,115, stockholders' deficiency of $1,586,288, an accumulated deficit of $2,174,096 and cash used in operations of $709,495.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. However, there is no assurance, that the Company will be successful in meeting its goals and objectives in the future.

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

* previously filed with the Form 10-QSB on August 15, 2005.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended June 30, 2005.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Business Services Group, Inc.

Dated: August 17, 2005

By: /s/ Chandana Basu

Chandana Basu,

Chief Executive Officer and

Principal Financial Officer