Form 10QSB
period 2005-09-30
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2005-11-17
CIK 1192069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(909) 608-2035

(Registrant's telephone number)

N/A

(Former name and address)

Check whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements  for the past 90 days. Yes [X] No [ ]

As of November 15, 2005, 32,589,650 shares, $0.001 par value of the Company's common stock ("Common Stock") of the issuer were outstanding.

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

CONSOLIDATED BALANCE SHEET

September 30, 2005

(UNAUDITED)

ASSETS

CASH & CASH EQUIVALENTS	$55,742

PROPERTY AND EQUIPMENT, net	71,288

INTANGIBLE ASSET, net
Website technology costs, net	131,632

DEPOSITS	4,946
Total Assets	$263,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$885,156
Litigation Accrual	225,747
Accrued officer compensation	51,390
Line of credit	117,448
Current portion of notes payable	92,419
Convertible note payable for services	89,500
Total current liabilities	1,461,660

NOTES PAYABLE	365,037

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;
Authorized shares 5,000,000,
none issued and outstanding	-
Common stock, $0.001 par value;
Authorized shares 50,000,000,
32,460,150 shares issued and outstanding	32,460
Additional paid in capital	700,598
Shares to be issued	150,000
Prepaid expenses	(112,361)
Accumulated deficit	(2,333,787)
Total stockholders' deficit	(1,563,091)

Total Liabilities and stockholders' Deficit	$263,607

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

(formerly Winfield Financial Group, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three month periods		For the nine month periods ended
	September 30		September 30

	2005	2004	2005	2004

Net revenues	$380,782	$438,052	$1,107,612	$1,270,118

Operating expenses
General and administrative expenses	435,042	443,027	1,548,924	1,763,584

Depreciation and amortization	26,347	28,117	81,520	46,741
Consulting fees	73,315	15,449	116,808	1,031,236
Total operating expenses	534,704	486,593	1,747,252	2,841,561

Loss from Operations	(153,922)	(48,541)	(639,640)	(1,571,443)

Non-operating expense:
Gain on sale of land	-	-	261,863	-
Gain on settlement of debt	26,082	-	26,082	-
Interest (expense) income	(5,769)	8,787	(58,001)	(33,503)
Other Income	-	-	-	-
Loss before income taxes	(153,922)	(39,754)	(435,778)	(1,604,946)

Provision for income taxes	-	800	2,400	800

Net loss	$(153,922)	$(40,554)	$(438,178)	$(1,605,746)

Basic & diluted net loss per share	$(0.005)	$(0.001)	$(0.014)	$(0.078)

Basic & diluted weighted average number of
common stock outstanding	31,423,007	29,803,346	31,141,032	20,486,402

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

 (formerly Winfield Financial Group, Inc.)

 CONSOLIDATED STATEMENT OF CASH FLOWS

 (UNAUDITED)

	For the nine month periods ended
	September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(438,178)	$(1,605,747)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	81,520	46,741
Issuance of shares for service	46,889	1,010,000
Issuance of note payable for service	-	250,000
Issuance of shares for compensation	-	-
Gain on settlement of debt	26,082	-
Gain on sale of land	(261,863)	-
(Increase) decrease in current assets:
Receivables	-	78,306
Other assets	(611)	(391)
Increase in current liabilities:
Accounts payable and accrued expenses	50,258	115,704
Net cash used in operating activities	(495,904)	(105,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(40,830)	(67,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	337,259	193,000
Proceeds from notes payable - officer	-	95,505
Proceeds from issuance of shares for cash	5,000	-
Payment of notes payable	(10,500)	(119,665)
Proceeds on line of credit	17,113	1,751
Payments of line of credit	-	(314)
Net cash provided by financing activities	348,872	170,277

NET DECREASE IN CASH & CASH EQUIVALENTS	(187,862)	(2,809)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	243,604	2,809

CASH & CASH EQUIVALENTS, ENDING BALANCE	$55,742	$-

Supplementary Information:
Cash paid during the year for:
Interest	$15,886	$5,481
Income taxes	$-	$-

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

The merger of the Company with Healthcare Business Services Groups Inc. was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Healthcare Business Services Groups Inc. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the Healthcare Business Services Groups Inc., with Healthcare Business Services Groups Inc.  being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the nine months period ended September 30, 2005 include Healthcare Business Services Groups Inc. and the Company, while the historical results for the nine month periods ended September 30, 2004 are for Healthcare Business Services Groups Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Healthcare Business Services Groups Inc. and its wholly owned subsidiary, AutoMed Software Corp. and Silver Shadow Properties, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the nine months period ended September 30, 2005 include Healthcare Business Services Groups Inc. and the Company, while the historical results for the nine month periods ended September 30, 2004 are for Healthcare Business Services Groups Inc.

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

(F) Stock-based Compensation

The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services.  Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.  The Company accounts for stock options and warrants issued to employees under the intrinsic value method.  Under this method, the Company recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.  As of September 30, 2005, there were no options or warrants outstanding.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections."  This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable.  This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No.  05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

(M) Supplemental Disclosure of Non-cash Investing and Financing Activities

The cash flow statements do not include the following non-cash investing and financing activities.  During the six months ended June 30, 2005, the Company issued 100,000 restricted common shares valued at $19,000 to a consultant for providing business and advisory services.

(N)  Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on May 16, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Winfield acquired Healthcare, AutoMed, and Silver Shadow from the sole owner, in exchange for 25,150,000 newly issued treasury shares of Winfield's common stock.  Immediately after these transactions, there were 31,414,650 shares of Winfield's common stock outstanding.  As a result, control of Winfield shifted to the sole owner who owned approximately 80.0% of Winfield's common stock immediately after the Acquisition.  On January 7, 2005, the Company changed its name to Healthcare.  Due to cancellations and  additional issuances, the sole owner currently owns 25,750,000 shares out of 32,460,150 shares of common stock of Winfield (or approximately 79%).

NOTE 3

            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 consisted of the following:

Office and computer equipment	$124,966
Furniture and fixtures	89,869
214,835
Less accumulated depreciation	(143,547)
$71,288

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

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $ 25,103 and $ 27,936, respectively.

NOTE 4

                INTANGIBLE ASSETS

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized.  Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years).  Amortization begins from the date when the software becomes operational.  The website became operational from July 1, 2004.  The Company amortized $56,417 in the accompanying financial statements at  September 30, 2005. The balance at September 30, 2005 amounts to $131,632.

The following is the amortization schedule for next five years:

2005

$12,538

2006

  50,152

2007

  50,152

2008

  18,790

Total

          $131,632

NOTE 5

            ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Trade payable	$ 83,999
Accrued expenses	74,386
Accrued interest	54,774
Income tax payable	7,955
Accrued payroll liabilities	25,758
Accrued vacation and sick time	10,230
Equipment payable	8,180
Payable to clients	599,519
Credit cards payable	20,355
------------
Total accounts payable and accrued expenses	$ 885,156

NOTE 6

            LINE OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $45,000 and $72,448 from the credit lines as of September 30, 2005.

NOTE 7

            NOTES PAYABLE

Notes payable are summarized as follows:
September 30, 2005

Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by equipment	$27,397

Note payable: November 2004 due November 2006; interest only payments of $3,500 monthly; annual interest of 12%; secured by personal guaranty of the CEO and all of the issued and outstanding stock of the Company	350,000

Note payable: August 2004 due August 2005; interest only payments of $1,188 monthly; annual interest of 9.5%; unsecured	80,059

457,456
Less current portion	(92,419)
Notes payable, net of current portion	$365,037

The following is a summary of principal maturities of notes payable:
September 30, 2006	$92,419
September 30, 2007	362,360
September 30, 2008	2,677
$457,456

The Company recorded interest expense of $15,337 and $42,418 on these notes for the three month and nine month periods ended September 30, 2005 respectively. The Company recorded interest expense of $ 6,806 and $ 9,546 on these notes for the three month and nine month periods ended September 30, 2004 respectively.

NOTE 8

             CONVERTIBLE NOTE PAYABLE FOR SERVICES

In connection with a consulting agreement, Healthcare agreed to pay $250,000 for financial and business advisory services. The payment is in the form of a convertible note payable. The note was entered into in April 2004 and was due in April 2005 unless Healthcare received $3,000,000 in funding at which time the note was payable immediately. The note bears interest of 4% and is unsecured.  The note is in default and is immediately payable. The note and accrued interest are convertible into the Company's common stock at 75% of the market price when converted. If the Company defaults on the note, the note is convertible at 50% of the market price when converted.  When the note was issued, the market value of the stock was $0.04. The Company recorded beneficial conversion feature expense of $83,333 associated with the note for the year ended December 31, 2004.

During the period, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company paid $ 10,500 in cash during the period. The shares have not been issued as of September 30, 2005. The Company valued the shares based on the market value of the shares on agreement date. These shares have been shown on the financials as shares to be issued as of September 30, 2005. The Company recorded gain of $ 26,082 on settlement of the note.

NOTE 9

            STOCKHOLDERS' DEFICIENCY

Common Stock

The Company is presently authorized to issue 50,000,000 shares of $0.001 par value Common Stock.  The Company currently has 32,460,150 common shares issued and outstanding.  The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore.  No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company.  Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.  All shares of common stock now outstanding are fully paid, validly issued and non-assessable.  Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote.  Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

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

During the period, the Company issued 905,000 restricted Common Shares to various consultants valued at $117,250 for business consulting and advisory services. The Company has expensed $ 46,889 and has recorded the prepaid consulting expenses of $ 70,361 based on the term of the consulting agreements. The prepaid consulting expenses will be amortized over the term of the consulting contracts.

During the period, the Company issued 600,000 to the officer of the Company pursuant to her employment agreement valued at $ 42,000. This has been recorded as prepaid expense in these financial statements as the shares vest on October 3, 2005

During the period, the Company issued 15,000 shares for cash amounting to $ 5,000.

During the period, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company paid $ 10,500 in cash during the period. The shares have not issued as of September 30, 2005. The Company valued the shares based on the market value of the shares on agreement date. These shares have been shown on the financials as shares to be issued as of September 30, 2005.

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

NOTE 10

COMMITMENTS AND CONTINGENCIES

During 2005, the Company leased its corporate offices space in Upland, California, in  Rhode Island and in Lincoln, Rhode Island under operating lease agreements.  The Upland facility lease calls for a monthly rent of $3,387 and the Lincoln facility calls for monthly rent of $ 448.  The Lincoln lease is for three years expiring in May 2008. The Upland facility's operating lease expire in November 2006 and have renewal options.  Rent expense under operating leases for the nine months ended September 30, 2005 was $ 41,467.

Future minimum lease payments are as follows:

Year

Amount

                        1                            $42,633

                        2                                5,376

                        3                                2,240

NOTE 12

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The four major customers of the Company provided $ 554,144 or 75% of the revenues of the Company for the nine months ended September 30, 2005. The three major customers of the Company provided $ 493,463 or 59% of the revenues of the Company for the nine months ended September 30, 2004. There are no accounts receivable from any of the major customers as of September 30, 2005.

NOTE 13

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $ 438,178, a working capital deficiency of $1,405,918, stockholders' deficiency of $1,563,091, an accumulated deficit of $2,333,787 and cash used in operations of $ 495,904.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 14

LITIGATION

The Company is defendant in multiple lawsuits initiated by the clients of the Company. The complaints allege that the Company and its officers improperly withheld monies from the clients. The complaints allege, among others, claims for breach of contract and breach of fiduciary duty. The plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney fees. The parties have conducted discovery and permission to take additional discovery is being sought. The Company has accrued $225,747 in the accompanying financials and has recorded them as a liability.

During the period, the Company entered into the settlement with one of the clients. The Company has accrued $ 48,082 in the financials. The settlement provides for payment of      $ 22,000. The Company recorded $ 26,082 as medical billing income on the financials. The Company has paid $ 12,000 towards the settlement as of September 30, 2005.

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

During the period, the Company issued 600,000 to the officer of the Company pursuant to her employment agreement valued at $ 42,000.

During the period, the Company issued 75,000 restricted Common Shares to consultants related to the officer of the Company valued at $11,250 for business consulting and advisory services.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenue for the nine months ended September 30, 2005 were $1,107,612 compared to $1,270,118 for the same period in 2004.  The decrease in revenues was due to reduction in collections during the nine months ended September 30, 2005 as compared to same period in 2004.

General & administrative ("G&A") expense for the nine months ended September 30, 2005 was $1,5489,246 compared to $ 1,763,584 for the same period in 2004.  The decrease in G&A expenses in 2005 was due to reduction in costs incurred by the Company in marketing the company's business and costs associated with becoming a publicly traded company,

Depreciation and amortization was $81,520 for the nine months ended September 30, 2005 as compared to $46,741 for the same period in 2004.  The increase in depreciation and amortization expense was primarily due to an increase in amortization expense of software development costs of medical billings software.

Consulting fees were $116,808 for the nine months ended September 30, 2005 as compared to $1,031,236 for the same period in 2004.  The decrease in consulting fees was primarily due to less use of consultants.

Interest expense for the nine months ended September 30, 2005 was $58,001 compared to $ 33,503 for the same period in 2004.  This was due to the Company drawing on credit lines and signing new interest bearing promissory notes and interest charges.

Net loss was $438,178 (or basic and diluted net loss per share of $0.014) for the nine months ended September 30, 2005 as compared to net loss of $1,605,746 (or basic and diluted net loss earnings per share of $0.078) for the same period in 2004.  The decrease in net loss was due to decrease in operating expenses in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $55,742 in current assets and a working capital deficiency of $1,405,918 as of September 30, 2005.  The Company had total assets of $263,607 as of September 30, 2005, which consisted of $71,288 of property and equipment, $131,632 of intangible assets from the Company's website technology costs, and $4,946 of deposits.

The Company had total current liabilities of $1,461,660 as of September 30, 2005, consisting of accounts payable and accrued expenses of $ 855,156, litigation accrual of $225,747, line of credit of $117,448, convertible note payable for services of $89,500, and note payable to third parties of $92,419 and accrued officer compensation of $51,390.

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $45,000 and $72,448 from the credit lines as of September 30, 2005.

The Company's convertible note payable for services was entered into in April 2004, in connection with financial advisory services and was due April 2005 unless the Company receives $3,000,000 in funding at which time the note will be payable immediately.  The note is in default and is immediately payable.  The note bears interest at 4% per year and is unsecured.  The note and accrued interest are convertible into the Company's Common Stock at 75% of the market price when converted. During the period, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company paid $ 10,500 in cash during the period. The shares have not issued as of September 30, 2005. The Company valued the shares based on the market value of the shares on agreement date. These shares have been shown on the financials as shares to be issued as of September 30, 2005.

Net cash used in operating activities was $ 495,904 during the nine months ended September 30, 2005, as compared to net cash provided by operating activities of $ 105,387 during the same period in 2004.

Net cash used in investing activities was $ 40,830 during the nine months ended September 30, 2005, as compared to net cash used in investing activities of $ 67,699 during the same period in 2004.

Net cash provided by financing activities was $ 348,872 during the nine months ended September 30, 2005, as compared to net cash provided by financing activities of $ 170,277 for the same period in 2004.

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

 The Company believes that it can satisfy the current cash requirements for Medical Billing.  It is imperative that we raise $2 million to $3 million of additional capital to fully implement our business plan with respect to AutoMed(TM).  The Company intends to raise the additional capital in one or more private placements.  The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all.  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed(TM), and may cause the Company to curtail or scale back its current Medical Billing operations.

RISK FACTORS

NEED FOR ADDITIONAL FINANCING.  In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed.  The Company believes that it can satisfy the current cash requirements for Medical Billing.  The Company needs to raise $2 million to $3 million of additional financing to implement its business plan with respect to AutoMed(TM).  The Company intends to raise the additional capital in one or more private placements.  The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all.  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed(TM), and may cause the Company to curtail or scale back its current Medical Billing operations.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As of September 30, 2005 The Company had a loss of $ 438,178, a working capital deficiency of $1,405,918, stockholders' deficiency of $1,563,091, an accumulated deficit of $2,337,787 and cash used in operations of $ 495,904.. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed(TM). If we are unable to continue as a going concern, you will lose your entire investment.

HEALTHCARE PAYS SUBSTANTIAL COMPENSATION TO CHANDANA BASU. Healthcare has paid Chandana Basu, its Chief Executive Officer, Vice President, Chief Operation Officer and Treasurer, compensation of $405,000 for the nine months ended September 30, 2005, consisting of a monthly salary and minimum monthly bonus of $45,000. Ms. Basu received annual compensation of $450,000 and 540,770 for the fiscal years ended December 31, 2004 and 2003, respectively.  Ms. Basu serves in these capacities pursuant to an employment agreement with Healthcare. Ms. Basu also serves as the Chief Executive Officer of the Registrant, the Chief Executive Officer and President of AutoMed, and the manager of Silver Shadow.  The Company expects to continue to pay Ms. Basu such compensation or more for the foreseeable future.  The amount of compensation that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit.

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

BECAUSE MS. CHANDANA BASU OWNS 79% OF OUR OUTSTANDING COMMON STOCK, SHE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS.  Chandana Basu, a Director of the Company and the Company's Chief Executive Officer and Treasurer, owns approximately 79% of the issued and outstanding shares of our Common Stock. Accordingly, she will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of Ms. Basu may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

Going Concern - As shown in the accompanying consolidated financial statements, the Company had a loss of $ 438,178, a working capital deficiency of $1,405,918, stockholders' deficiency of $1,563,091, an accumulated deficit of $2,333,787 and cash used in operations of $ 495,904.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. However, there is no assurance, that the Company will be successful in meeting its goals and objectives in the future.

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

The Company is defendant in multiple lawsuits initiated by the clients of the Company. The complaints allege that the Company and its officers improperly withheld monies from the clients. The complaints allege, among others, claims for breach of contract and breach of fiduciary duty. The plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney fees. The parties have conducted discovery and permission to take additional discovery is being sought. The Company has accrued $225,747 in the accompanying financials and has recorded them as a liability.

During the period, the Company entered into the settlement with one of the clients. The Company has accrued $ 48,082 in the financials. The settlement provides for payment of $ 22,000. The Company recorded $ 26,082 as medical billing income on the financials. The Company has paid $ 12,000 towards the settlement as of September 30, 2005.

ITEM 2.  CHANGES IN SECURITIES

During the period, the Company issued 905,000 restricted Common Shares to various consultants valued at $126,750 for business consulting and advisory services. The Company has expensed $ 78,764 and has recorded the prepaid consulting expenses of $ 66,986 based on the term of the consulting agreements. The prepaid consulting expenses will be amortized over the term of the consulting contracts.

During the period, the Company issued 600,000 to the officer of the Company pursuant to her employment agreement valued at $ 42,000.

During the period, the Company issued 15,000 shares for cash amounting to $ 5,000.

During the period, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company paid $ 10,500 in cash during the period. The shares have not issued as of September 30, 2005. The Company valued the shares based on the market value of the shares on agreement date. These shares have been shown on the financials as shares to be issued as of September 30, 2005.

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

*

32.1

Certificate of the Chief Executive Officer and

Principal Financial Officer pursuant to Section

906 of the Sarbanes- Oxley Act of 2002

*

* Filed Herein.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended September 30, 2005.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Business Services Group, Inc.

Dated: November 8, 2005

By:: /s/ Chandana Basu

   Chandana Basu,

   Chief Executive Officer and

   Principal Financial Officer