Form 10KSB
period 2005-12-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2006-04-17
CIK 1192069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the  year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from              to
                                                   -----------    -------------

                        Commission file number: 000-50014

                    HEALTHCARE BUSINESS SERVICES GROUPS, INC.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    33-0643091
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2005 were $1,565,262.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 11, 2006, was approximately $2,207,410.

     As of April 11, 2006 the issuer had 33,960,150 shares of common stock, $.001 par value per share outstanding ("Common Stock").

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                    HEALTHCARE BUSINESS SERVICES GROUPS, INC.
                                  FORM 10-KSB
                          YEAR ENDED December 31, 2005
                                      INDEX

                                     Part I

    Item 1.             Description of Business                      4

    Item 2.             Description of Property                      7

    Item 3.             Legal Proceedings                            8

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                             9


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                         10

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                           11

    Item 7.             Financial Statements                        17

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                  19

    Item 8A.            Controls and Procedures                     19

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act           19

    Item 10.            Executive Compensation                      21

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related
                        Stockholder  Matters                        22

    Item 12.            Certain Relationships and Related
                        Transactions                                22

    Item 13.            Exhibits and Reports on Form 8-K
                        (a)   Exhibits                              23

                        (b)   Reports on Form 8-K                   24

    Item 14.          Principal Accountant Fees and Services        25

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Healthcare Business Services Groups, Inc. (the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2005.

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

     On April 23, 2004, the Company acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation ("Healthcare"). As part of the same transaction on May 7, 2004, the Company acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver
Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." The Company acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Company's Common Stock. As a result of the Acquisition, the Company has changed its business focus. The term "Company" shall include a reference to Healthcare Business Services Groups, Inc. (the "Company"), Healthcare, AutoMed and Silver Shadow unless otherwise stated in this report on Form 10-KSB. Healthcare, AutoMed and Silver Shadow are sometimes collectively referred to herein as "HBSGI." During the year, the Company transferred the real estate and construction with historical cost of $ 488,137 and the loan associated with the real estate worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company.

     On June 21, 2004, the Company entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Company) and Linda Burley (former Director and Secretary of the Company) whereby the Company agreed to transfer certain assets owned by the Company immediately prior to the change in control in consideration for Mr. and Mrs. Burley's cancellation of an aggregate of 2,640,000 of their shares of the Company's common stock. The Company transferred the following assets to Mr. and Mrs. Burley: i) the right to the name "Winfield Financial Group, Inc."; and ii) any contracts, agreements, rights or other intangible property that related to the Company's business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Company's financial statements.
After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley's Common Stock, there were 29,774,650 shares of the Company's Common Stock outstanding. As a result of these transactions, control of the Company shifted to Ms. Basu. Ms. Basu currently owns 25,750,000 shares (or approximately 75.8%) out of 33,960,150 shares of the Company's issued and outstanding Common Stock.

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

DESCRIPTION  OF  THE  COMPANY'S  CURRENT  BUSINESS  OPERATIONS

     As a result of the Acquisition, discussed above, the Company operates as a medical billing service provider which attempts to assist various health care providers to enhance their billing functions. The Company has a diversified market base with customers in Texas, California, Florida, New York and Washington. The Company has developed a proprietary medical billing software system named AutoMed. The Company has beta tested AutoMed, is currently using AutoMed in-house for its billing services, and plans to market AutoMed commercially in 2006. The Company expects that after AutoMed is launched, the Company's revenues will grow over the next three to five years, as the Company extends its billing model into the technology era, however, the Company can give no assurances that it will see increases in revenue, when AutoMed is launched, if ever. In addition, the Company made an investment in real estate which the Company had rezoned for development and construction of a surgical center. During the year, the Company transferred the real estate and construction with historical cost of $ 488,137 and the loan associated with the real estate worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company.

     The Company, through a reimbursement account owned by its clients, bills and collects on medical billings. The Company controls the account through which all of the money is deposited. The Company retains a percentage of the collection as a fee, typically 10%, and remits the balance to the client.

     DESCRIPTION  OF  THE  COMPANY'S  PRINCIPAL  PRODUCTS  AND  SERVICES

     The Company is a medical reimbursement consulting firm dedicated to helping medical practices become more efficient and save money by allowing them to out-source their insurance processing and medical billing functions. The Company currently provides medical billing services ("Medical Billing") to various health care providers within the United States. The Company is in the process of entering into another new line of business: the research, development and marketing of its proprietary medical billing software ("AutoMed").

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

     The medical billing business is labor intensive; however, the Company believes that its clients collect more revenue than they otherwise would collect without the Company's services. Due to this benefit to its clients, Healthcare has experienced continued growth since its inception in 1990. By outsourcing the medical billing function, the Company believes that its clients have been able to maximize their return from insurance carriers, and to allocate their office staff capacity to more crucial tasks.

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


DEPENDENCE  ON  ONE  OR  A  FEW  CUSTOMERS

     The Company has approximately 12 customers throughout the United States. Its largest customer is Dr. Grewal, an anesthesiologist and pain management specialist. The Company generates approximately 30% of its revenues from the services that it provides to such doctor, and as a result, the doctor is the Company's largest client. Dr. Grewal is currently a Director of the Company. The Company's relationship with Dr. Grewal is discussed in more detail below under the heading "Certain Relationships and Related Transactions."


NEED  FOR  GOVERNMENTAL  APPROVAL  AND  THE  EFFECTS  OF  REGULATIONS

     The Company offers medical business services which are subject to the compliance requirements of the Health Insurance Portability and Accountability Act ("HIPPA") and the billing guidelines of the Health Care Financing Administration ("HCFA"). As a result, Medical Billing and AutoMed are subject to government regulation and government approval. The Company is also subject to various federal laws regarding the development of Surgery Centers as well as state and local zoning laws and potentially state and local laws governing the need for such facilities.

RESEARCH  &  DEVELOPMENT  OVER  THE  PAST  TWO  YEARS

     The Company has spent less than 10% of its time during the last two years on research and development. The Company has generated a predominate portion of its business through word of mouth.

EMPLOYEES

     The Company has a total of 13 full-time employees, none of which are members of any union in connection with the Company's operations. The Company may hire four to five employees in the next twelve months, if the need for additional employees arises.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company currently leases office space in Upland, California;. The Upland lease is being extended through November 2006. The Company pays $3,337 per month for 3,800 square feet of office space in Upland, California.

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


     On July 11, 2002, Kamran Ghadimi ("Ghadimi") initiated a lawsuit against the Company and others in the Superior Court of California, County of San Bernardino, Case No. RCV 064904, styled Kamran Ghadimi v. Chandana Basu, et al. The complaint alleges that the Company, the Company's President, Ms. Basu, and Alta Vista Billing Service For Complex Medical Care, Inc., which is 100% owned by Ms. Basu improperly withheld monies from Ghadimi, and seeks in excess of 60,000 from the Company and Ms. Basu. The Complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Ghadimi seeks compensatory and punitive damages, prejudgment interest, costs and attorney's fees. The Company refutes Ghamadi's claims and has filed a counterclaim alleging, among others, claims for breach of contract and misappropriation of trade secrets. The counterclaim seeks compensatory and punitive damages, prejudgment interest, costs and attorney's fees in an unspecified amount. The trial is set for May 22, 2006.

     In January 2004, Leonard J. Soloniuk, M.D. ("Soloniuk") initiated an arbitration against the Company with the American Arbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, M.D. v. HBSG. The complaint alleges that the Company failed to properly bill and collect fees, intentionally miscoded bills, intentionally withheld collection proceeds due to Soloniuk, breached its billing agreement and otherwise engaged in fraudulent conduct. Soloniuk seeks damages in the range of $250,000 to $500,000. The Company refutes Soloniuk's claims and has filed a counterclaim asserting claims for breach of contract, breach of confidence, intentional misrepresentation and negligent misrepresentation. The Company seeks damages in an approximate range of $75,000 to $100,000. By agreement, the Company is supposed to receive all collections for which it billed and then pay client its share pursuant to the fee agreement. At the time of dispute the total amount of billings was approximately $1 million. The client changed addresses to insurance companies and started to receive collections directly from the insurance companies and do its own billings to patients while under contract with the Company. In addition, the client did not provide an accounting to the Company nor pay the Company its due share. Hearing in this matter was held in February 2006. Post-hearing briefs were submitted to the arbitrator in March 2006 and the closing statements were held on March 30, 2006.In decision dated April 5, 2006,the arbitrator awarded Soloniuk $ 275,000 against the Company as well as interest accruing from June 1, 2006 at rate of ten percent per annum on the unpaid balance. The arbitrator further ordered the Company to reimburse arbitration costs in amount of $ 1,875. The Company filed motion to vacate this judgement.

     In May 2004, Sanjiv Jain, M.D. and Shubba Jain, M.D. (the "Jains") initiated an arbitration against the Company and others with the American Arbitration Association, Case No. 72 193 00578 04 MACR, styled Sanjiv Jain, M.D., et all. v. HBSG, et. al. The complaint alleges that the Company, its president and certain affiliated companies, improperly withheld medical billing payments from Jains. The complaint alleges among other things, claims for breach of contract and conversion. The Jains seek compensatory damages of approximately $200,000, punitive damages, prejudgment interest, costs and attorneys' fees. During the period, the Company entered into the settlement. The Company has accrued $ 48,082 in the financials. The settlement provides for payment of $ 22,000. The Company recorded $ 26,082 as medical billing income on the financials. The Company has paid $ 12,000 towards the settlement as of December 31, 2005.

     On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. ("New Horizon") initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. Chandana Basu, et al. The complaint raises a claim for breach of contract against the Company . The complaint alleges that the Company failed to remit sums due to New Horizon. On April 8, 2005, the court dismissed the action and referred it to arbitration. Since May 2005, there have been a number of telephonic conferences held with the assigned arbitrator. Each of these calls has focused on the voluntary exchange of insurance payment records by the parties. In connection with arbitration,the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys' fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. New Horizon contends that the there are amounts in controversy of around $ 1,000,000. The Company has denied the allegations. The matter is in its initial stages.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 12, 2004 the majority shareholder of the Company ("Majority Shareholder") pursuant to a written consent to action without meeting, voted to repeal the Company's current Bylaws and to adopt amended Bylaws to take its place. The action was approved by 25,150,000 shares, which at that time represented 84.5% of the Company's outstanding Common Stock, which were voted solely by the Company's Majority Shareholder.

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

                                              BID PRICES
               QUARTER ENDED               HIGH         LOW
               -------------               ----         ---
               December 31, 2005           0.20        0.17
               September 30, 2005          0.13        0.11
               June 30, 2005               0.15        0.11
               March 31, 2005              0.07        0.06

     There were 71 holders of record of the common stock as of April 11, 2006. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year, the Company issued 905,000 restricted Common Shares to various consultants valued at $117,255 for business consulting and advisory services. The Company has expensed $ 65,644 and has recorded the prepaid consulting expenses of $ 51,611 based on the term of the consulting agreements. The prepaid consulting expenses will be amortized over the term of the consulting contracts.

     During the year, the Company issued 600,000 to the officer of the Company pursuant to her employment agreement valued at $ 42,000. The Company has 400,000 shares to be issued to the officer valued at $28,500 as of December 31, 2005.

     During the year, the Company issued 15,000 shares for cash amounting to $ 5,000.

     During the year, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company paid $ 43,500 in cash during the year. The Company valued the shares based on the market value of the shares on agreement date. The shares have been valued at $ 150,000.

     The Company sold 15,000 shares to an investor in consideration for $5,000 (or $0.33 per share) in the year ended December 31, 2004. While the Company has received the $5,000 in connection with the purchase of these shares, the Company has not issued the shares to the investor as of the date of this report. The Company plans to claim an exemption from registration afforded by Section 4(2) of the Act for this issuance, since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the foregoing issuance and no underwriting discounts or commissions will be paid by the Company.

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

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

     The Company's revenues decreased $102,020, to $1,565,262 for the year ended December 31, 2005, compared to $1,667,282 for the year ended December 31, 2004. This decrease was mainly attributable to decrease in the collections from the customers.

     The Company's total operating expenses decreased $ 596,435 to $2,799,647 for the year ended December 31, 2005, compared to $3,396,083 for the year ended December 31, 2004. This decrease consisted of a decrease of general and administrative expenses of $ 533,845, to $1,813,102 from $2,346,946, an increase in officer compensation of $ 220,500, to $670,500 from $450,000 for the previous year, an increase in depreciation and amortization expense of $26,489, to $101,347 from $74,858 , and a decrease in consulting fees of $309,580, to $214,698 for the year ended December 31, 2005, from $524,278 for the year ended December 31, 2004.

     The Company had a loss from operations of $ 1,234,385 for the year ended December 31, 2005, compared to a loss from operations of $1,728,801 for the year ended December 31, 2004. The decrease in a loss from operations was due mainly to the decrease in general and administrativeexpenses and consulting fees.

     The Company had a net increase in interest expense of $ 16,525 to $ 80,559 for the year ended December 31, 2005, from $64,034 for the year ended December 31, 2004. The Company had no beneficial conversion feature expense for the year ended December 31, 2005, compared to $83,333 for the year ended December 31, 2004. The Company recorded gain from sale of land to the officer for $ 261,863 for the year ending December 31, 2005.

     The Company had a loss before taxes of $ 1,026,999 for the year ended December 31, 2005 as compared to 1,876,168 for the year ended December 31, 2004

     The Company had provision of income taxes of $2,400 for the years ended December 31, 2005 and 2004.

     The Company had a net loss of $ 1,029,399 for the year ended December 31, 2005 as compared to net loss of 1,878,568 for the year ended December 31, 2004, The decrease in net loss was mainly attributable to the Company's decrease in operating expenses And reduction in consulting expenses paid through issuance of stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total assets of $ 502,534 as of December 31, 2005, which included total current assets of $307,581, consisting of cash and cash equivalents of $303,123 and due from officer of $4,458; net property and equipment of $ 63,999, consisting of office and computer equipment of $ 124,966 and furniture and fixtures of $89,869, less accumulated depreciation of $150,836; ; intangible asset, consisting of the Company's website technology costs of $127,304; and deposits of $3,650.

     The Company had total liabilities of $2,567,590, as of December 31, 2005, all consisting of current liabilities, which included accounts payable and accrued expenses of $1,266,994, accrued officer compensation of $ 996, litigation accrual of $675,747 in connection with the Company's pending legal proceedings (see "Item 3. Legal Proceedings," above), line of credit of $113,692, notes payable of $ 453,661, and due on settlement of loan of $ 56,500

     The Company had negative working capital of $ 2,264,467 and an accumulated deficit of $ 2,925,008, as of December 31, 2005.

     The Company had net cash used in operating activities of $ 212,807, for the year ended December 31, 2005, consisting of net loss of ($ 1,029,399), depreciation and amortization adjustment of $ 101,347, adjustment for issuance of shares for service of $ 65,644, issuance of shares for compensation $ 70,500 gain from sale of land $ 261,863 decrease in other assets of $685, and increase in current liabilities of $ 866,361.

     The Company had net cash used in investing activities of $ 21,512, consisting solely of acquisition of property and equipment of 21,512, for the year ended December 31, 2005.

     The Company had net cash provided by financing activities of $ 293,838 for the year ended December 31, 2005, consisting of proceeds from note payable of $333,463, payment of notes payable of 43,500 and proceeds from line of credit of $ 13,357, payment of capital lease obligation of $ 10,024 and issuance of shares for cash for $ 5,000.

     The cash flow statements do not include the following non-cash investing and financing activities.

     During the year, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company paid $ 43,500 in cash during the year. The Company valued the shares based on the market value of the shares on agreement date. The shares have been valued at $ 150,000.

     In 2004, the Company issued 862,500 restricted common shares valued at $ 338,126 to consultants for providing business and advisory services; 153,000 restricted common shares to employees as bonus valued at $ 69,850; and 150,000 restricted common shares to directors for attending Board meetings valued at $ 67,500.

     The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $40,127 and $ 73,565 from the credit lines as of December 31, 2005.

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

     During the period, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company valued the shares based on the market value of the shares on agreement date. The Company paid $ 43,500 in cash during the period. The Company recorded gain of $ 26,082 on settlement of the note. As of December 31, 2005 the outstanding balance on cash portion of settlement was $ 56,500

     In November 2004, the Company entered into a convertible promissory note with Falguni Patel, MD. The Company received $350,000 from Mrs. Patel in connection with the convertible promissory note. The note is due on November 23, 2006 and bears interest at the rate of 12% per year. The note is convertible into shares of the Company's Common Stock at the rate of $1.00 per shares and in the case of an event of default can be converted at the rate of 50% of the market value, with the conversion price of the note not to exceed $0.50 per share when in default. The payment of the note is guaranteed by the Company and Chandana Basu, who provided Mrs. Patel a security interest in all of the issued and outstanding Common Stock of the Company held by Ms. Basu.

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

     The Company has an unsecured term loan of $78,414, with the outstanding principal and interest, earning 9.5% interest per year, received February 2004 and due January 31, 2005, an equipment loan of $35,271, received May 2003, with interest and principal due April 2008, which is unsecured and earns interest at the rate of 14% per year, The Company's note payable for services was entered into in April 2004, in connection with financial advisory services and is due April 2005 unless the Company receives $3,000,000 in funding at which time the note will be payable immediately. The note bears interest at 4% per year and is unsecured. The note and accrued interest are convertible into the Company's Common Stock at 75% of the market price when converted.

RISK  FACTORS

     WE  NEED  A  SUBSTANTIAL AMOUNT OF ADDITIONAL FINANCING.

     In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed. =.e Company believes that it can satisfy the current cash requirements for Medical Billing, if the Company maintains its operations as they are currently. The Company needs to raise $4 to $5 million of additional financing to implement its business plan with respect to AutoMed . The Company anticipates the need for approximately $2.5 million of financing for its planned surgery center, $500,000 for Medical Billing and $1 million for the development of its AutoMed. The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, or accepts financing on unfavorable terms to the Company, it could have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed, and may force the Company to curtail or scale back its current Medical Billing operations.

     WE  PAY  A SUBSTANTIAL SALARY TO OUR CHIEF EXECUTIVE OFFICER AND TREASURER.

     Chandana Basu, our Chief Executive Officer and Treasurer, receives the substantial amount of $50,000 per month (or $600,000 per year) for her services, which includes approximately $5,000 of salary and a minimum bonus of $45,000 each month. Ms. Basu also serves as the Chief Executive Officer and President of AutoMed, and the manager of Silver Shadow, both wholly-owned subsidiaries of the Company. The Company does not have an employment agreement with Ms. Basu; however, the Company expects to continue to pay Ms. Basu such salary or more for the foreseeable future. The amount of salary that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit, and increases the possibility that the Company be forced to curtail or abandon its business plan in the future if the Company fails to raise additional capital.

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

     A  SUBSTANTIAL  AMOUNT  OF OUR REVENUES COME FROM TWO MAIN CLIENTS.

     For the year ended December 31, 2005, the Company received approximately 70% of its revenue, or $1,095,683, from two major clients. For the year ended December 31, 2004, the Company received approximately 56% of its revenue, or $ 1,009,438, from two major clients. If the Company were to lose any or all of these three clients, it would have a materially adverse effect on the Company's revenue, and if the Company is unable to gain a new large client to take its place, of a sufficient number of smaller clients to take the place of the major client or clients who are lost, the Company could be forced to abandon or curtail its business plan.

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

     OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have a working capital deficiency. For the year ending December 31, 2005, we had a loss of $ 1,029,399, a working capital deficiency of $ 2,264,468, stockholders' deficit of $ 2,065,056, an accumulated deficit of $ 2,925,008 and cash used in operations of $212,807The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

     WE MAY FACE POTENTIAL LIABILITY IN CONNECTION WITH PENDING LEGAL PROCEEDINGS AND ARBITRATION PROCEEDINGS WHICH HAVE BEEN BROUGHT AGAINST THE COMPANY.

     As of the filing of this report, the Company is a party to approximately five separate legal proceedings and/or arbitration matters in which former clients and a former law firm of the Company have brought claims against the Company ranging from $79,000 to $2,200,000 (see "Item 3. Legal Proceedings," above for more description of these matters).). If the Company is unable to settle or defend against claims made by former clients and a law firm, the plaintiffs in those matters may obtain judgments against the Company. If this happens Company does not have enough cash on hand to pay amount of the judgments, which may be substantial, the Company may be forced to abandon or curtail its business operations.

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

     BECAUSE MS. CHANDANA BASU OWNS 75.8% OF OUR OUTSTANDING COMMON STOCK, SHE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS.

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

     Going  Concern.

     As shown in the accompanying consolidated financial statements, The Company had a loss of $ 1,029,399, a working capital deficiency of $ 2,264,468, stockholders' deficit of $ 2,065,056, an accumulated deficit of $ 2,925,008 and cash used in operations of $212,807. as of December 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. However, there is no assurance, that the Company will be successful in meeting its goals and objectives in the future.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

ITEM 7. FINANCIAL STATEMENTS

                    HEALTHCARE BUSINESS SERVICES GROUPS INC.
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005

                    HEALTHCARE BUSINESS SERVICES GROUPS INC.
                                AND SUBSIDIARIES
               (FORMERLY KNOWN AS WINFIELD FINANCIAL GROUP, INC.)


                                    CONTENTS
                                    --------


PAGE    F-1       REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

PAGE    F-2       CONSOLIDATED  BALANCE  SHEET  AS  OF  DECEMBER  31,  2005

PAGE    F-3       CONSOLIDATED  STATEMENTS  OF  OPERATIONS FOR  THE YEARS  ENDED
                  DECEMBER  31,  2005  AND  2004

PAGE    F-4       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE  YEARS  ENDED  DECEMBER  31,  2005  AND  2004

PAGE    F-5       CONSOLIDATED STATEMENTS OF  CASH  FLOWS  FOR  THE YEARS  ENDED
                  DECEMBER  31,  2005  AND  2004

PAGES F-6 - F-22  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Board  of  Directors  of:
Healthcare  Business  Services  Groups  Inc.  and  Subsidiaries


We have audited the accompanying consolidated balance sheet of Healthcare Business Services Groups Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Business Services Groups Inc. and subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 13 to the consolidated financial statements, the Company had a loss of $ 1,029,399, a working capital deficit of $ 2,264,467, stockholders' deficit of $ 2,065,056, an accumulated deficit of $ 2,925,008 and cash used in operations of $ 212,807. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kabani  &  Company,  Inc.
CERTIFIED  PUBLIC  ACCOUNTANTS

Los  Angeles,  California
March  24,  2006

                    HEALTHCARE BUSINESS SERVICES GROUPS INC.
                   (formerly Winfield Financial Group, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2005

                                     ASSETS
CURRENT ASSET
   Cash & cash equivalents                                      $   303,123
   Receivable from officer                                            4,458
                                                                --------------
     Total current assets                                            307,581

PROPERTY AND EQUIPMENT, net                                           63,999

INTANGIBLE ASSET, net
     Website technology costs, net                                   127,304

DEPOSITS                                                               3,650
                                                                --------------
                                                                $    502,534
                                                                ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $  1,266,994
   Litigation Accrual                                                675,747
   Accrued officer compensation                                          996
   Lines of credit                                                   113,692
   Notes payable                                                     453,661
   Due on settlement of loan                                          56,500
                                                                --------------
     Total current liabilities                                     2,567,590

COMMITMENTS & CONTINGENCIES                                               -

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value; Authorized shares 5,000,000,
    none issued and outstanding                                           -
   Common stock, $0.001 par value; Authorized shares 50,000,000,
    33,960,150 shares issued and outstanding                          33,960
   Additional paid in capital                                        849,103
   Prepaid Consulting                                                (51,611)
   Shares to be issued                                                28,500
   Accumulated deficit                                            (2,925,008)
                                                                --------------
     Total stockholders' deficit                                  (2,065,056)
                                                                --------------
   Total Liabilities and stockholders' Deficit                  $    502,534
                                                                ==============

    The accompanying notes are an integral part of these consolidated financial statements.

              HEALTHCARE BUSINESS SERVICES GROUPS INC.
             (formerly Winfield Financial Group, Inc.)
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED
                                                     DECEMBER 31
                                                   2005          2004
                                               ------------  ------------
NET REVENUES                                   $ 1,565,262   $ 1,667,282

OPERATING EXPENSES
   General and administrative expenses           1,813,102     2,346,947
   Officer Compensation                            670,500       450,000
   Depreciation and amortization                   101,347        74,858
   Consulting fees                                 214,698       524,278
                                               ------------  ------------
      Total operating expenses                   2,799,647     3,396,083
                                               ------------  ------------
LOSS FROM OPERATIONS                            (1,234,385)   (1,728,801)

Non-operating expense:
   Gain on sale of land                            261,863             -
   Interest expense                                (80,559)      (64,034)
   Beneficial conversion feature expense                 -       (83,333)
   Other Income                                     26,082             -
                                               ------------  ------------
LOSS BEFORE INCOME TAXES                        (1,026,999)   (1,876,168)

Provision for income taxes                           2,400         2,400
                                               ------------  ------------
NET LOSS                                       $(1,029,399)  $(1,878,568)
                                               ============  ============

                                               ------------  ------------
BASIC & DILUTED NET LOSS PER SHARE             $     (0.03)  $     (0.06)
                                               ============  ============

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF     ------------  ------------
    COMMON STOCK OUTSTANDING                    31,559,126    29,820,184
                                               ============  ============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

    The accompanying notes are an integral part of these consolidated financial statements.

                                    HEALTHCARE BUSINESS SERVICES GROUPS INC.
                                    (formerly Winfield Financial Group, Inc.)
                                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                      For the Year ended December 31, 2005

                                                                                                                Total
                                    Common              Paid in     Prepaid       Shares     Accumulated    Shareholders
Description                  Shares        Amount       Capital    Consulting  to be Issued    Deficit    Equity (Deficit)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003    1,000       $  1,000     $  9,000    $       -    $        - $    (4,964)     $    5,036

Recapitalization on
reverse acquisition      29,773,650         28,774      (28,775)           -             -     (12,077)         (12,078)
                        --------------------------------------------------------------------------------------------------
Balance - May 7, 2004,
after recapitalization   29,774,650         29,774      (19,775)                               (17,041)          (7,042)

Issuance of shares
to employees                153,000            153       69,697            -             -           -           69,850
Issuance of shares to
directors                   150,000            150       67,350            -             -           -           67,500
Issuance of shares
to consultants              862,500            863      337,263            -             -           -          338,126
Beneficial conversion
feature                          -               -       83,333            -             -           -           83,333
Net loss                         -               -            -            -             -  (1,878,568)      (1,878,568)

Balance,                --------------------------------------------------------------------------------------------------
December 31, 2004        30,940,150         30,940      537,868            -             -  (1,895,609)      (1,326,801)

Issuance of shares
to consultants              905,000            905      116,350       (51,611)           -           -           65,644
Issuance of shares
to employees                600,000            600       41,400            -        28,500           -           70,500
Shares issued for
settlement of the note    1,500,000          1,500      148,500            -             -           -          150,000
Issuance of shares
for cash                     15,000             15        4,985            -             -           -            5,000
Net loss                         -               -            -            -             -  (1,029,399)      (1,029,399)
Balance,                --------------------------------------------------------------------------------------------------
December 31, 2005        33,960,150       $ 33,960     $849,103    $  (51,611)  $   28,500 $(2,925,008)     $(2,065,056)
                        ==================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                   HEALTHCARE BUSINESS SERVICES GROUPS, INC.
                   (formerly Winfield Financial Group, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                For the years ended
                                                                    December 31
                                                               20005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(1,029,399)  $(1,878,568)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                           101,347        74,858
        Issuance of shares for service                           65,644       475,476
        Issuance of note payable for service                          -       250,000
        Beneficial conversion feature expense                         -        83,333
        Issuance of shares for compensation                      70,500             -
        Gain on litigation settlement                           (26,082)            -
        Gain on sale of land                                   (261,863)            -
        (Increase) decrease in current assets:
                 Receivables                                          -        78,306
                 Other assets                                       685          (391)
        Increase in current liabilities:
                 Accounts payable and accrued expenses          866,361       621,880
                                                            -----------   ------------
              Net cash used in operating activities            (212,807)     (295,106)
                                                            -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of property & equipment                     (21,512)      (67,699)
                                                            -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                             333,463       543,000
        Proceeds from notes payable - officer                         -       125,505
        Proceeds from issuance of shares for cash                 5,000
        Payment of notes payable                                (43,500)     (119,665)
        Due from related party                                   (4,458)
        Proceeds (payment) on line of credit                     13,357        56,653
        Payments of capital lease obligation                    (10,024)            -
                                                            -----------   ------------
              Net cash provided by  financing activities        293,838       605,493
                                                            -----------   ------------
NET INCREASE IN CASH & CASH EQUIVALENTS                          59,519       242,688

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                      243,604           916
                                                            -----------   ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                     $   303,123   $   243,604
                                                            ===========   ============

Supplementary Information:
 Cash paid during the year for:
        Interest                                            $    15,886   $    38,370
                                                            ===========   ============
        Income taxes                                        $         -   $         -
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

The merger of the Company with Healthcare Business Services Groups Inc., has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Healthcare Business Services Groups Inc. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the Healthcare Business Services Groups Inc., with Healthcare Business Services Groups Inc. being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the year ended December 31, 2005 include Healthcare Business Services Groups Inc. and the Company, while the historical results for the year ended December 31, 2004 are for Healthcare Business Services Groups Inc.

Healthcare is a medical billing service provider that for over fifteen years has assisted various health care providers to successfully enhance their billing function. Healthcare has a diversified market base with operations in Providence, Rhode Island; Laredo, Texas; and Upland, California. Healthcare's sister company, AutoMed, has developed a proprietary software system. In addition, Healthcare's other sister company, Silver Shadow, made an investment in real estate where Healthcare plans to construct its first surgical center and corporate office development. During the year, the Company transferred the real estate and construction with historical cost of $ 488,137 and the loan associated with the real estate worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company.

PRINCIPLES  OF  CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Healthcare Business Services Groups Inc. and its wholly owned subsidiary, AutoMed Software Corp. and Silver Shadow Properties, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the year ended December 31, 2005 include Healthcare Business Services Groups Inc. and the Company, while the historical results for the year ended December 31, 2004 are for Healthcare Business Services Groups Inc.

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

(E)  PREPAID  CONSULTING
------------------------

During the year, the Company issued 905,000 restricted Common Shares to various consultants valued at $117,255 for business consulting and advisory services. The Company has expensed $ 65,644 and has recorded the prepaid consulting expenses of $ 51,611 based on the term of the consulting agreements. The prepaid consulting expenses will be amortized over the term of the consulting contracts.

(F)  PROPERTY  AND  EQUIPMENT
-----------------------------

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

(G)  SOFTWARE  DEVELOPMENT  COSTS
---------------------------------

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

(H)  IMPAIRMENT  OF  LONG-LIVED  ASSETS
---------------------------------------

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

(I)  STOCK-BASED  COMPENSATION
------------------------------

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

(J)  INCOME  TAXES
------------------

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

(K)  BASIC  AND  DILUTED  NET  LOSS  PER  SHARE
-----------------------------------------------

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

(L)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
--------------------------------------------

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

(M)  CONCENTRATIONS  OF  RISK
-----------------------------

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

(N)  REPORTING  SEGMENTS
------------------------

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

(O)  COMPREHENSIVE  INCOME
--------------------------

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

(P)  RECLASSIFICATIONS
----------------------

For comparative purposes, prior years' consolidated financial statements have been reclassified to conform to report classifications of the current year.

(Q)  NEW  ACCOUNTING  PRONOUNCEMENTS
------------------------------------

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The company is in the process of evaluating the effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The company is still in the process of determining the effect of the Statement on the financials.

(R)  SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

The cash flow statements do not include the following non-cash investing and financing activities.

During the year, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company paid $ 43,500 in cash during the year. The Company valued the shares based on the market value of the shares on agreement date. The shares have been valued at $ 150,000.

In 2004, the Company issued 862,500 restricted common shares valued at $ 338,126 to consultants for providing business and advisory services; 153,000 restricted common shares to employees as bonus valued at $ 69,850; and 150,000 restricted common shares to directors for attending Board meetings valued at $ 67,500.

NOTE  2     REVERSE ACQUISITION
-------     -------------------

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

Winfield acquired Healthcare, AutoMed, and Silver Shadow from the sole owner, in exchange for 25,150,000 newly issued treasury shares of Winfield's common stock. Immediately after these transactions, there were 31,414,650 shares of Winfield's common stock outstanding. As a result, control of Winfield shifted to the sole owner who owned approximately 80.0% of Winfield's common stock immediately after the Acquisition. On January 7, 2005, the Company changed its name to Healthcare. Due to cancellations and additional issuances, the sole owner currently owns 25,750,000 shares out of 33,960,150 shares of common stock of Winfield (or approximately 76%).

The Company has $4,458 due from officer of the Company. This amount is unsecured, non-interest bearing and due on demand.

NOTE 3     PROPERTY  AND  EQUIPMENT
------     ------------------------

Property  and  equipment  at  December  31,  2005  consisted  of  the following:

              Office and computer equipment     $     124,966
              Furniture and fixtures                   89,869
                                                   --------------
                                                      214,835
               Less accumulated depreciation         (150,836)
                                                   --------------
                                                $      63,999
                                                   ==============

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

Depreciation expense for the year ended December 31, 2005 and 2004 was $ 32,392 and $ 27,936, respectively.

NOTE 4     INTANGIBLE  ASSETS
------     ------------------

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset. Amortization begins from the date when the software becomes operational. The website became operational from July 1, 2004. The Company amortized $ 68,955 in the accompanying financial statements at December 31, 2005. The balance at December 31, 2005 amounts to $127,304.

The  following  is  the  amortization  schedule  for  next  five  years:

                                              2005                $12,538
                                              2006                 50,152
                                              2007                 50,152
                                              2008                 14,462
                                              2009                      -
                                                                ----------
                                             Total               $127,304
                                                                ==========

NOTE5     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES
-----     -----------------------------------------

Accounts payable, accrued expenses and litigation accrual consist of the following:

            Trade payable                 $      86,052
            Payable to clients                  969,877
            Accrued interest                     67,781
            Income tax payable                    7,955
            Accrued payroll                      23,461
            Accrued payroll tax                   6,588
            Accrued expenses                     43,135
            Accrued vacation and sick time       11,614
            Equipment payable                     6,856
            Other payable                        43,675
            Litigation accrual                  675,747
                                            ------------
            Total accounts payable
            and accrued expenses          $   1,942,741
                                            ============

NOTE 6     LINES  OF  CREDIT
------     -----------------

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $40,127 and $ 73,565 from the credit lines as of December 31, 2005.

NOTE 7     NOTES  PAYABLE
------     --------------

Notes payable are summarized as follows:

The following is a summary of principal maturities of notes payable:

                                                                                    2005
                                                                                 -------------
Equipment loan: May 2003 due April 2008; payable in monthly                      $  25,247
installments of $1,030; annual interest of 14%; secured by
equipment

Note payable: November 2004 due November 2006; interest only                       350,000
payments of $3,500 monthly; annual interest of 12%; secured by personal guaranty of the CEO and all of the issued and
outstanding stock of the Company, convertible at $1.00 per share at the option of the holder

Note payable: August 2004 due August 2005; interest only                            78,414
payments of $1,188 monthly; annual interest of 9.5%; unsecured
                                                                                 -------------
                                                                                   453,661

Less current portion                                                              (453,661)

Notes payable, net of current portion                                            $       -
                                                                                 -------------

The following is a summary of principal maturities of notes payable:

           2006                                                                  $ 453,161
                                                                                 -------------

                                                                                 $ 453,161
                                                                                 =============

The Company recorded interest expense of $ 45,905 and $ 42,794 for the years ended December 31, 2005 and 2004 respectively.

NOTE  8     CONVERTIBLE  NOTE  PAYABLE  FOR  SERVICES  &  DUE  ON  SETTLEMENT OF
-------     --------------------------------------------------------------------
            LOAN
            ----

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

During the period, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company valued the shares based on the market value of the shares on agreement date. The Company paid $ 43,500 in cash during the period. The Company recorded gain of $ 26,082 on settlement of the note. As of December 31, 2005 the outstanding balance on cash portion of settlement was $ 56,500.

NOTE 9     STOCKHOLDERS'  DEFICIENCY
------     -------------------------

COMMON  STOCK

The Company is presently authorized to issue 50,000,000 shares of $0.001 par value Common Stock. The Company currently has 33,960,150 common shares issued and outstanding. The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor is any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

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

During the year, the Company issued 905,000 restricted Common Shares to various consultants valued at $117,255 for business consulting and advisory services. The Company has expensed $ 65,644 and has recorded the prepaid consulting expenses of $ 51,611 based on the term of the consulting agreements. The prepaid consulting expenses will be amortized over the term of the consulting contracts.

During the year, the Company issued 600,000 shares to the officer of the Company pursuant to her employment agreement valued at $ 42,000. The Company has 400,000 shares to be issued to the officer valued at $28,500 as of December 31, 2005.

During the year, the Company issued 15,000 shares for cash amounting to $ 5,000.

During the year, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company paid $ 43,500 in cash during the year. The Company valued the shares based on the market value of the shares on agreement date. The shares have been valued at $ 150,000.

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

NOTE  10     COMMITMENTS
--------     -----------

During 2005, the Company leased its corporate offices space in Upland, California and in Lincoln, Rhode Island under operating lease agreements. The Upland facility lease calls for a monthly rent of $3,387. The Upland facility's operating lease expires in November 2006 and has renewal options. The Company closed the Rhode Island offices during the year. Rent expense under operating leases for the year ended December 31, 2005 was $ 48,629.

Future  minimum  lease  payments  are  as  follows:

     Year               Amount
     ----               ------
     2006              $37,257

NOTE  11     INCOME  TAXES
--------     -------------

Income tax expense (benefit) for the year ended December 31, 2005 is summarized as follows:

                         2005
                     -----------
Current:             $        -

Federal
State                     2,400
                     -----------
                     $    2,400
                     ===========
Defererd:
Federal              $  318,312
State                    90,788
                     -----------
                        409,100
Valuation allowance    (409,100)
                     ===========
                     $        -
                     ===========

                                      F-18

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                       December 31,  December 31,
                                                          2005          2004
                                                      -----------   -----------
Tax expense (credit) at statutory rate-federal           (34)%          (34)%
State tax expense net of federal tax                      (6)            (6)
Changes in valuation allowance                           (40)           (40)
                                                      -----------   -----------
Tax expense at actual rate                                -               -
                                                      ===========   ===========

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:


Deferred tax assets:
Net operating loss carry forward  $ 2,925,000
                                  ------------
  Total gross deferred tax assets   2,925,000
Less valuation allowance           (2,925,000)
                                  ------------
Net deferred tax assets           $         -
                                  ============

At December 31, 2005, the Company had net operating loss carry forwards of approximately $2,925,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2020.

NOTE 12     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
-------     -------------------------------------------------

The two major customers of the Company provided $1,095,683 or 70% of the revenues of the Company for the year ended December 31, 2005. The three major customers of the Company provided $1,009,438 or 56% of the revenues of the
Company  for  the  year  ended  December               31,  2004.  There  are no
accounts  receivable  to  any  of  the  major customers as of December 31, 2005.

NOTE  13     GOING  CONCERN
--------     --------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $ 1,029,399, a working capital deficiency of $ 2,264,468, stockholders' deficit of $ 2,065,056, an accumulated deficit of $ 2,925,008 and cash used in operations of $ 212,807. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE  14     LITIGATION
--------     ----------

The Company is defendant in multiple lawsuits initiated by the clients of the Company. The complaints allege that the Company and its officers improperly withheld monies from the clients. The complaints allege, among others, claims for breach of contract and breach of fiduciary duty. The plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney fees. The parties have conducted discovery and permission to take additional discovery is being sought. The Company has accrued $675,747 in the accompanying financials and has recorded them as a liability.

     1. On July 12, 2004, Plaintiff Nimish Shah, MD. d/b/a New Horizon Medical, Inc. initiated a lawsuit against HBSG and Chandana Basu, CEO of the Company in the Superior Court of California, County of Los Angeles, Case No. VC042695, styled New Horizon Medcial, Inc. v. Chandana Basu, et al.

          The complaint asserted a claim for breach of contract against HBSG and Ms. Basu. Specifically, the complaint alleged that HBSG and Ms. Basu failed to remit sums due to New Horizon. On April 8, 2005, on HBSG's motion, the court dismissed the action and referred it to arbitration.

          In connection with the arbitration, HBSG claims against New Horizon seek compensatory damages in the range of $ 75000, prejudgment interest, costs and attorney's fees in an unspecified amount.

          New Horizon contends that the 'amount in controversy is approx. $ 1,000,000". HBSG has answered New Horizon's claim and denied the allegations and filed counter claim.

          This matter is in initial stages. Because the outcome of the actions turns upon disputed issues of fact and law, management believes that the outcome of this lawsuit will not be unfavorable to the Company.

     2. On July 11, 2002, Plaintiff Kamran Ghadimi initiated a lawsuit against HBSG and others in the Superior Court of California, County of San Bernardino, Case No. RCV 064904, styled Karman Ghadimi v. Chandana Basu, et al.

          The complaint alleges that HBSG, its president and certain affiliated companies, improperly withheld approx. $ 400,000 from Ghadimi. The complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney's fees.

          HBSG refutes Ghadimi's claim and denied the allegations and filed counter claim.

          Discovery in this matter has closed and trial is set forth for May 15, 2006.

          The Company has accrued $400,000 as litigation expense as of May 22, 2006

     3. In January 2004, Claimant Leonard J. Soloniuk, MD initiated an arbitration against HBSG with the American Arbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, MD v. HBSG

          The complaint alleges that HBSG failed to properly bill and collect fees, intentionally miscoded bills, intentionally withheld collection proceeds due to Soloniuk, breached its billings agreement, and otherwise engaged in fraudulent conduct.

          HBSG refutes Soloniuk's claims and has filed a counter claim.

          In a decision dated April 5, 2006, the arbitrator awarded HBSG nothing against Soloniuk. The arbitrator further awarded Soloniuk $
          275,000 against the HBSG as well as interest accruing from June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered HBSG to reimburse Soloniuk costs in the amount of $ 1,875. The Company has accrued $275,000 as litigation expense as of December 31, 2005.

          HBSG intends to ask the arbitrator to reconsider his award.

     4. In May 2004, Claimants Sanjiv Jain, MD and Shubba Jain, MD initiated an arbitration against HBSG and others with the American Arbitration Association, Case No. 72 193 00578 04 MACR, styled Sanjiv Jain, MD., et al. v. HBSG, et al.

          The complaint alleged that HBSG, its president and certain affiliated companies, improperly withheld medical billing payments from the Jains. Plaintiff sought compensatory damages of approx. $ 200,000, punitive damages, prejudgment interest, costs and attorney's fees.

          This matter settled in mid - 2005 for $22,000.

In November 2004, a law firm initiated action against the Company and its officers. The demand for arbitration alleges that the Company and its officer owes firm approximately $79,000 in unpaid legal fees. In 2005, the parties agreed to settle all the claims in return for payment of $30,000 from the Company. During the period, the Company paid $30,000 to settle all the claims.

NOTE  15     RELATED  PARTY  TRANSACTIONS
--------     ----------------------------

During the period, the Company transferred the land and construction with historical cost of $ 488,137 and the loan associated with the land worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company. The officer of the Company owes $ 15,155 to the Company as a result of this transfer. The company booked a gain of $261,863 on the transaction.

During the period, the Company issued 600,000 shares to the officer of the Company pursuant to her employment agreement valued at $ 42,000. The Company has 400,000 shares to be issued to the officer valued at $28,500 as of December 31, 2005.

During the period, the Company issued 75,000 restricted Common Shares to consultants related to the officer of the Company valued at $11,250 for business consulting and advisory services.

The Company has $4,458 due from officer of the Company. This amount is unsecured, non-interest bearing and due on demand.

ITEM 8. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND OFFICERS

The  Directors  and  Officers  of  the  Company  are  as  follows:

              NAME                      AGE          POSITION
              ------                    ---          --------

              Chandana Basu             50           Chief Executive
                                                     Officer, Treasurer,
                                                     and Director

              Narinder Grewal, M.D.     53           Director

              Bharati Shah, M.D.        59           Director

CHANDANA BASU

     Chandana Basu, age 50, has served as the Company's Chief Executive Officer and Treasurer since May 2004, after the Company acquired Healthcare Business Services Group, Inc. ("HBSGI"), a full-service medical billing agency and a wholly-owned subsidiary of the Company. She has served as a Director of the Company since November 12, 2004. Ms. Basu incorporated HBSGI in December 1994. Ms. Basu has operated HBSGI for the past fourteen (14) years. Ms. Basu has been successful in growing HBSGI from a core client base of doctors and hospitals in California, Florida, Washington state and Texas without the use of consistent marketing or advertising. Ms. Basu has over 14 years of experience in medical bill collecting from insurance companies. Ms. Basu also has over 14 years of experience in computer design and programming. Ms. Basu is the CEO and President of AutoMed Software Corp. and the Manager of Silver Shadow Properties, LLC, both wholly-owned subsidiaries of the Company. Ms. Basu received a Bachelors Degree with majors in Math, Physics and Chemistry from Bethune College in 1975. She attended the Computer Learning Center during 1978. She also received specialized education in medical billing, anesthesia billing and attended various pain management conferences. Ms. Basu is a Technical Exhibitor for the American Association of Anesthesiology.

NARINDER  GREWAL,  M.D.

     Narinder Grewal, M.D., age 53, an anesthesiologist, pain management specialist, has been a self-employed Medical Doctor for the last fifteen years. He also owns and operates a surgery center. Dr. Grewal has concurrently served as a Director of the Company since May 2004. Dr Grewal brings experience with surgical center development and management from a medical and administrative perspective. Dr. Grewal has an eight year relationship with the Company and is the Company's largest client as well. The Company generates approximately 30% of its revenues from the services that it provides to Dr. Grewal, and as a result, Dr. Grewal is the Company's largest client. Dr. Grewal is licensed to practice medicine in the State of California. Dr. Grewal received a degree in medicine from Patiala University in Punjab, India.

BHARATI SHAH, M.D.

     Bharati Shah, M.D., age 59, anesthesiologist and pain management specialist, is currently the President of her own medical practice, B. Shah, M.D., Inc., doing business as Comprehensive Pain Medical Clinic. Dr. Shah has operated her own medical practice since 1980. Dr. Shah has concurrently served as a Director of the Company since May 2004. Dr. Shah will be an ambassador for the Company in the medical community and a credible marketing tool at conferences and association meetings. Dr Shah will provide vital physician input about new services and products to be explored by the Company. Dr. Shah is licensed to practice medicine in the State of California. Dr. Shah received her MB BS degrees from Bombay University in 1971. She has received specialized education in anesthesiology and pain management. Dr. Shah is a member of the American College of Advancement in Medicine. The Company also provides services to Bharati Shah, MD, a Director of the Company. The Company receives less than 5% of its revenue from Dr. Shah.

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                Other                                          All
                                                                Annual   Restricted                  LTIP     Other
   Name & Principal                                             Compen-    Stock      Options      Payouts    Compen-
       Position               Year    Salary ($)   Bonus ($)    sation     Awards       SARs         ($)      sation
Chandana Basu (1)            2005     $60,000      $540,000
Chief Executive Officer,
Treasurer and Director

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) Chandana Basu receives as salary of $5,000 per month and a minimum bonus of $45,000 per month pursuant to an employment agreement with Healthcare. Ms. Basu loaned $201,024 to the Company and loaned $146,000 to Silver Shadow, LLC which offset officer's compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of April 11, 2005, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

                        Shares of Common Stock Beneficially Owned (1)
 Name and Address       ---------------------------------------------
of Beneficial Owners             Number                 Percent
--------------------             ------                 -------
Chandana Basu (2)              25,750,000                 75.8%

Narinder Grewal, MD (2)           100,000                  0.3%

Bharati Shah, MD (2)               50,000                  0.2%

All officers and directors     25,900,000                 76.3%
as a group (3 people)

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of April 11, 2005, there were 33,960,150 shares of Common Stock outstanding,

(2)     The  business  address  of  the Company's officers and directors is 1126
West  Foothill  Blvd,  Suite  105,  Upland,  California  91786.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

Exhibit No.     Description of Exhibit
----------      ----------------------
2.1(1)          Exchange  Agreement
2.2(1)          Addendum  to  Common  Stock  Purchase  Agreement
3.1(2)          Certificate of Amendment
3.2(3)          Amended Bylaws
10.1(4)         Employment Agreement with Chandana Basu
10.2*           Subsidiaries
31.1*           Certificate of the Chief Executive Officer and Chief
                Financial  Officer pursuant to Section 302 of the Sarbanes-Oxley
                Act  of  2002
32.1*           Certificate of the Chief Executive Officer of Chief
                Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                Act  of  2002

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $22,500 and $46,300, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $12,200 and $0, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

     The aggregate fees billed for each of the years ended December 31, 2005 and 2004 for products and services provided by the principal accountant, other than the services reported above was $0 and $0, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HEALTHCARE BUSINESS SERVICES GROUPS, INC.

DATED: April 15, 2006                        By: /s/ Chandana Basu
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

NAME                        TITLE                        DATE

/s/ Chandana Basu           Chief Executive Officer,     April 15, 2006
----------------------      Chief Financial Officer,     ----------
Chandana Basu               and Director