Form 10QSB
period 2006-03-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2006-05-22
CIK 1192069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------  -----------

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

                                      N/A
                                      ---
                           (Former name and address)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

     As of May 15, 2006, 33,960,150 shares, $0.001 par value of the Company's common stock ("Common Stock") of the issuer were outstanding.

                    HEALTHCARE BUSINESS SERVICES GROUPS INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   UNAUDITED


                                     ASSETS
  CURRENT ASSETS
    Cash & cash equivalents                                          $  141,768

  PROPERTY AND EQUIPMENT, NET                                            56,930

  INTANGIBLE ASSET, NET
    Website technology costs, net                                       114,766

  DEPOSITS                                                                3,650
                                                          ----------------------
                                                                        317,114
                                                          ======================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

  CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $1,286,689
    Litigation accrual                                                  675,747
    Lines of credit                                                     104,510
    Notes payable                                                       451,040
    Due on settlement of loan                                            46,525
                                                          ----------------------
      Total current liabilities                                       2,564,511

  COMMITMENTS & CONTINGENCIES                                                 -

  STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value; Authorized shares 5,000,000,
    none issued and outstanding                                               -
    Common stock, $0.001 par value; Authorized shares 50,000,000,
    33,960,150 shares issued and outstanding                             33,960
    Additional paid in capital                                          849,103
    Prepaid Consulting                                                  (32,861)
    Shares to be issued                                                  44,750
    Accumulated deficit                                              (3,142,349)
                                                          ----------------------
      Total stockholders' deficit                                    (2,247,397)
                                                          ----------------------
                                                                        317,114
                                                          ======================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                    HEALTHCARE BUSINESS SERVICES GROUPS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                         FOR THE THREE MONTH PERIODS ENDED
                                                      MARCH 31
                                                  2006          2005
                                              ------------  ------------
  NET REVENUES                                $   314,809   $   366,189

  OPERATING EXPENSES
    General and administrative expenses           326,838       447,069
    Officer Compensation                          166,250       150,000
    Depreciation and amortization                  19,607        28,117
                                              ------------  ------------
      Total operating expenses                    512,695       625,186
                                              ------------  ------------
  LOSS FROM OPERATIONS                           (197,886)     (258,997)

  Other income (expenses) - Interest expense      (17,755)      (21,914)
                                              ------------  ------------
  LOSS BEFORE INCOME TAXES                       (215,641)     (280,911)

  Provision for income taxes                        1,700         2,400
                                              ------------  ------------
  NET LOSS                                    $  (217,341)  $  (283,311)
                                              ============  ============

                                              ------------  ------------
  BASIC & DILUTED NET LOSS PER SHARE          $     (0.01)  $     (0.01)
                                              ============  ============

                                              ------------  ------------
  BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK OUTSTANDING                 33,960,150    30,957,928
                                              ============  ============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                              HEALTHCARE BUSINESS SERVICES GROUPS INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              UNAUDITED

                                                              FOR THE THREE MONTH PERIODS ENDED
                                                                            MARCH 31
                                                                       2006        2005
                                                                   ------------  ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $  (217,341)  $  (283,311)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
      Depreciation and amortization                                     19,607        28,116
      Issuance of shares for service                                         -        19,000
      Shares to be issued for compensation                              16,250
      Amortization of shares issued for consulting expense              18,750             -
      (Increase) decrease in current assets:
        Receivables                                                      4,458       (17,149)
        Other assets                                                         -           216
      Increase in current liabilities:
        Accounts payable and accrued expenses                           18,699        28,943
                                                                   ------------  ------------
              Net cash used in operating activities                   (139,577)     (224,185)
                                                                   ------------  ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property & equipment                                    -       (31,407)
                                                                   ------------  ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of notes payable                                         (12,596)       (5,335)
      Proceeds (payment) on line of credit                              (9,182)       17,323
                                                                   ------------  ------------
              Net cash provided by (used in) financing activities      (21,778)       11,988
                                                                   ------------  ------------

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                  (161,355)     (243,604)

  CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           303,123       243,604
                                                                   ------------  ------------
  CASH & CASH EQUIVALENTS, ENDING BALANCE                          $   141,768   $         -
                                                                   ============  ============


  Supplementary Information:
   Cash paid during the year for:
      Interest                                                     $     4,111   $    13,228
                                                                   ============  =============
      Income taxes                                                 $     1,700   $          -
                                                                   ============  =============

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------     -----------------------------------------------------------

(A)  ORGANIZATION  AND  NATURE  OF  BUSINESS
--------------------------------------------

Healthcare Business Services Groups Inc. (herein referred to as "Healthcare" or "Company" formerly known as Winfield Financial Group, Inc.) ("Winfield") was formed in Nevada in May 2000. On April 23, 2004, Winfield acquired 100% of the issued and outstanding shares of Healthcare, a Delaware corporation. As part of the same transaction on May 7, 2004, Winfield acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." As a result of the Acquisition, Winfield acquired 100% of three corporations.

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

On January 7, 2005, the Company changed its name to Healthcare Business Services Group, Inc.

PRINCIPLES  OF  CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Healthcare Business Services Groups Inc. and its wholly owned subsidiaries, AutoMed Software Corp. and Silver Shadow Properties, LLC (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on
May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the three month periods ended March 31, 2006 and March 31, 2005 include Healthcare Business Services Groups Inc. and the Company.

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

(C)  REVENUE  RECOGNITION
-------------------------

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

(D)  SOFTWARE  DEVELOPMENT  COSTS
---------------------------------

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

(E)  IMPAIRMENT  OF  LONG-LIVED  ASSETS
---------------------------------------

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

(F)  STOCK-BASED  COMPENSATION
------------------------------

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

(G)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
--------------------------------------------

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

(H)  CONCENTRATIONS  OF  RISK
-----------------------------
Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company's revenue and majority of its assets are derived from operations in Unites States of America.

(I)  REPORTING  SEGMENTS
------------------------

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

(J)  COMPREHENSIVE  INCOME
--------------------------

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

(K)  RECLASSIFICATIONS
----------------------

For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year.

(L)  NEW  ACCOUNTING  PRONOUNCEMENTS
------------------------------------

NEW  PRONOUNCEMENTS
-------------------

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

(M)  BASIS  OF  PRESENTATION
----------------------------

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2005 were filed on April 15, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

(N)  ISSUANCE  OF  SHARES  FOR  SERVICE
---------------------------------------

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(O) BASIC AND DILUTED NET LOSS PER SHARE
----------------------------------------

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to e exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE  2     PROPERTY  AND  EQUIPMENT
-------     ------------------------

Property  and  equipment  at  March  31,  2006  consisted  of  the  following:


           Office and computer equipment        $  124,965
           Furniture and fixtures                   89,868
                                                --------------
                                                   214,833
            Less accumulated depreciation         (157,903)
                                                --------------
                                                $   56,930
                                                ==============

Depreciation expense for the three months ended March 31, 2006 and 2005 was $ 7,069 and $ 9,311, respectively.

NOTE  3     INTANGIBLE  ASSETS
-------     ------------------

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). Amortization begins from the date when the software becomes operational. The website became operational from July 1, 2004. The Company amortized $12,538 and $ 18,805 for the three months period ending March 31, 2006 and 2005 respectively. The balance at March 31, 2006 amounts to $114,766.

The  following  is  the  amortization  schedule  for  next  five  years:

     2006           $     37,614
     2007                 50,152
     2008                 27,000
                    ------------
     Total          $    114,766
                    ============

NOTE 4     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES
------     -----------------------------------------

Accounts  payable  and  accrued  expenses  consist  of  the  following:

            Trade payable                 $     69,814
            Accrued expenses                    36,217
            Accrued interest                    81,261
            Income tax payable                   7,955
            Accrued payroll liabilities         12,627
            Accrued vacation and sick time      12,114
            Equipment payable                    6,241
            Payable to clients               1,026,165
            Credit cards payable                34,295
                                          ------------
               Total accounts payable
               and accrued expenses       $  1,286,689
                                          ============

NOTE  5     LINE  OF  CREDIT
-------     ----------------

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $
31,216  and  $73,294  from  the  credit  lines  as  of  March  31,  2006.

NOTE  6     NOTES  PAYABLE
-------     --------------

Notes payable are summarized as follows:
                                                                     March 31,
                                                                       2006
  Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by
  equipment                                                         $   23,782

  Note payable: November 2004 due November 2006; interest only payments of $3,500 monthly; annual interest of 12%; secured by personal guaranty of the CEO and all of the issued and
  outstanding stock of the Company, convertible at $1.00 per share
  at the option of the holder                                          350,000

  Note payable: August 2004 due August 2006; interest only
  payments of $1,188 monthly; annual interest of 9.5%; unsecured        77,258
                                                                    -----------
                                                                       451,040
  Less current portion                                                (451,040)
                                                                    -----------
  Notes payable, net of current portion                             $        -
                                                                    ===========

The Company recorded interest expense of $12,753 and $21,915 on these notes for the three month periods ended March 31, 2006 and 2005 respectively.

NOTE  7     DUE  ON  SETTLEMENT  OF  LOAN
-------     -----------------------------

In connection with a consulting agreement, Healthcare agreed to pay $250,000 for financial and business advisory services. During 2005, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company valued the shares based on the market value of the shares on agreement date. As of March 31, 2006 the outstanding balance on cash portion of settlement was $46,525. The Company recorded interest expense of $465 and $2,500 on the note for the three month periods ended March 31, 2006 and 2005 respectively.

NOTE  8     STOCKHOLDERS'  DEFICIENCY
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

The Company did not issue any stock during the three month period ended March 31, 2006.

The Company recorded $ 16,250 as officer compensation for 250,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the market at March 31, 2006.

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

NOTE  9     COMMITMENTS  AND  CONTINGENCIES
-------     -------------------------------

During the three month period ended March 31, 2006, the Company leased its corporate offices space in Upland, California under operating lease agreements. The Upland facility lease calls for a monthly rent of $3,387. The operating lease expires in November 2006 and has renewal options. Rent expense under operating leases for the three month period ended March 31, 2006 was $ 10,749.

Future  minimum  lease  payments  are  as  follows:

                                   Year               Amount
                                   ----               ------
                                   2006              $27,096

NOTE 10   GOING  CONCERN
-------   --------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $ 217,341, a working capital deficiency of $ 2,422,743, stockholders' deficiency of $2,247,397, an accumulated deficit of $3,142,349 and net cash used in operations of $ 139,577. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE  11     LITIGATION
--------     ----------

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

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. ("New Horizon") initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. Chandana Basu, et al. The complaint raises a claim for breach of contract against the Company . The complaint alleges that the Company failed to remit sums due to New Horizon. On April 8, 2005, the court dismissed the action and referred it to arbitration. Since May 2005, there have been a number of telephonic conferences held with the assigned arbitrator. Each of these calls has focused on the voluntary exchange of insurance payment records by the parties. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys' fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. New Horizon contends that the there are amounts in controversy of around $ 1,000,000. The Company has denied the allegations. The matter is in its initial stages.

2. On July 11, 2002, Plaintiff Kamran Ghadimi initiated a lawsuit against HBSGI and others in the Superior Court of California, County of San Bernardino, Case No. RCV 064904, styled Karman Ghadimi v. Chandana Basu, et al.

     The complaint alleges that HBSGI, its president and certain affiliated companies, improperly withheld approx. $ 400,000 from Ghadimi. The complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney's fees. HBSGII refutes Ghadimi's claim and denied the allegations and filed counter claim.

     Discovery in this matter has closed and trial is set forth for May 22, 2006.

     The  Company  has  accrued  $400,000  as litigation expense as of March 31,
     2006

3. In January 2004, Claimant Leonard J. Soloniuk, MD initiated an arbitration against HBSGI with the American Arbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, MD v. HBSGI

     The complaint alleges that HBSGI failed to properly bill and collect fees, intentionally miscoded bills, intentionally withheld collection proceeds due to Soloniuk, breached its billings agreement, and otherwise engaged in fraudulent conduct.

     HBSGI  refutes  Soloniuk's  claims  and  has  filed  a  counter  claim.

     In a decision dated April 5, 2006, the arbitrator awarded HBSGI nothing against Soloniuk. The arbitrator further awarded Soloniuk $ 275,000 against the HBSGI as well as interest accruing from June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered HBSGI to reimburse Soloniuk costs in the amount of $ 1,875. The Company has accrued $275,000 as litigation expense as of March 31, 2006.

     The  Company  filed  motion  to  vacate  this  judgment.  .

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

On April 23, 2004, the Registrant acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation ("Healthcare"). As part of the same transaction on May 7, 2004, the Registrant acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver
Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." The Registrant acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Registrant's Common Stock. The term "Company" shall include a reference to Winfield Financial Group, Inc., Healthcare, AutoMed and Silver Shadow unless otherwise stated. Healthcare, AutoMed and Silver Shadow are sometimes collectively referred to herein as "HBSGII."

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

The Company is a medical billing service provider that for over fourteen years has assisted various healthcare providers to successfully enhance their billing function. The Company has a diversified market base with operations in Providence, Rhode Island and Upland, California. The Company has developed a proprietary medical billing software system named AutoMed(TM) . The Company has installed, and is currently ready to market and install, AutoMed(TM) at some of the Company's existing medical billing clients. The Company expects that after this software is launched, revenues will grow substantially over the next three to five years extending its billing model into the technology era. In addition, the Company made an investment in real estate which the Company had rezoned for development and construction of a surgical center. In 2005, the Company transferred the real estate and construction with historical cost of $ 488,137 and the loan associated with the real estate worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company. The real estate and construction has been valued at the fair market value for the purposes of transfer to the officer of the Company. The fair market value has been arrived based on the appraisal of the real estate amounting to $ 750,000.

RESULTS  OF  OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenue  for  the three months ended March 31, 2006 were $ 314,809 compared to $
366,189 for the same period in 2005. The decrease in revenues was due to reduction in collections from the customers during the three months ended March 31, 2006 as compared to same period in 2005.

General & administrative ("G&A") expense for the three months ended March 31, 2006 was $ 326,838 compared to $ 447,069 for the same period in 2005. The decrease in G&A expenses in 2006 was due to reduction in costs incurred by the Company in marketing the company's business and costs associated with becoming a publicly traded company.

Depreciation and amortization was $ 19,607 for the three months ended March 31, 2006 as compared to $ 28,117 for the same period in 2005. The decrease in depreciation and amortization expense was primarily due to sale of the land and building in year 2005 to the officer of the company resulting in lesser fixed assets to be depreciated.

Interest expense for the three months ended March 31, 2006 was $ 17,755 compared to $ 21,914 for the same period in 2005. The Company paid notes and line of credit during the period resulting in decrease in interest expense for the year as compared to year 2005.

Net loss was $ 217,341 (or basic and diluted net loss per share of $(0.01) for the three months ended March 31, 2006 as compared to net loss of $ 283,311 (or basic and diluted net loss earnings per share of $(0.01) for the same period in 2005. The increase in net loss was due to increase in operating expenses in 2006.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had $ 141,768 in current assets and a working capital deficiency of $ 2,422,743 as of March 31, 2006. The Company had total assets of $ 317,114 as of March 31, 2006, which consisted of $ 141,768 of cash, $ 56,930 of property and equipment, $114,766 of intangible assets from the Company's website technology costs, and $3,650 of deposits.

The Company had total current liabilities of $2,564,511 as of March 31, 2006, consisting of accounts payable and accrued expenses of $ 1,286,689, litigation accrual of $ 675,747, line of credit of $104,510, note payable to third parties of $ 451,040 and monies due on settlement of note amounting to $ 46,525.

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $
31,216  and  $73,294  from  the  credit  lines  as  of  March  31,  2006.

In connection with a consulting agreement, Healthcare agreed to pay $250,000 for financial and business advisory services. During 2005, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company valued the shares based on the market value of the shares on agreement date. As of March 31, 2006 the outstanding balance on cash portion of settlement was $46,525. The Company recorded interest expense of $465 and $2,500 on the note for the three month periods ended March 31, 2006 and 2005 respectively.

Net cash used in operating activities was $ 139,577 during the three months ended March 31, 2006, as compared to net cash provided by operating activities of $ 224,185 during the same period in 2005.

There was no investing activity during the three months ended March 31, 2006 as compared to net cash used in investing activities of $ 31,407 during the same period in 2005.

Net cash used in financing activities was $ 21,778 during the three months ended March 31, 2006, as compared to net cash provided by financing activities of $ 11,988 for the same period in 2005.

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

RISK  FACTORS

WE  NEED  A  SUBSTANTIAL  AMOUNT  OF  ADDITIONAL  FINANCING.

     In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed. The Company believes that it can satisfy the current cash requirements for Medical Billing, if the Company maintains its operations as they are currently. The Company needs to raise $4 to $5 million of additional financing to implement its business plan with respect to AutoMed.

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

WE  PAY  A  SUBSTANTIAL  SALARY  TO  OUR  CHIEF EXECUTIVE OFFICER AND TREASURER.

Chandana Basu, our Chief Executive Officer and Treasurer, receives the substantial amount of $50,000 per month (or $600,000 per year) for her services, which includes approximately $5,000 of salary and a minimum bonus of $45,000 each month. Ms. Basu also serves as the Chief Executive Officer and President of AutoMed, and the manager of Silver Shadow, both wholly-owned subsidiaries of the Company. The Company has an employment agreement with Ms. Basu; however, the Company expects to continue to pay Ms. Basu such salary or more for the foreseeable future. The amount of salary that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit, and increases the possibility that the Company be forced to curtail or abandon its business plan in the future if the Company fails to raise additional capital.

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

A  SUBSTANTIAL  AMOUNT  OF  OUR  REVENUES  COME  FROM  FOUR  MAIN  CLIENTS.

The four major customers of the Company provided $ 229,811 or 73% of the revenues of the Company for the three month period ended March 31, 2006.. If the Company were to lose any or all of these four clients, it would have a materially adverse effect on the Company's revenue, and if the Company is unable to gain a new large client to take its place, of a sufficient number of smaller clients to take the place of the major client or clients who are lost, the Company could be forced to abandon or curtail its business plan.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR AUTOMED IN THE EVENT THAT WE ARE UNABLE TO RAISE ENOUGH MONEY TO MARKET AUTOMED.

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

ABOUT  OUR  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN.

The Company had a loss of $ 217,341, a working capital deficiency of $ 2,422,743, stockholders' deficiency of $2,247,397, an accumulated deficit of $3,142,349 and net cash used in operations of $ 139,577. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

WE MAY FACE POTENTIAL LIABILITY IN CONNECTION WITH PENDING LEGAL PROCEEDINGS AND ARBITRATION PROCEEDINGS WHICH HAVE BEEN BROUGHT AGAINST THE COMPANY.

As of the filing of this report, the Company is a party to approximately three separate legal proceedings and/or arbitration matters in which former clients and a former law firm of the Company have brought claims against the Company ranging from $79,000 to $675,747. If the Company is unable to settle or defend against claims made by former clients and a law firm, the plaintiffs in those matters may obtain judgments against the Company. If this happens Company does not have enough cash on hand to pay amount of the judgments, which may be substantial, the Company may be forced to abandon or curtail its business operations.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to her as appropriate to allow timely decisions regarding required disclosure.

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

In January 2004, Leonard J. Soloniuk, M.D. ("Soloniuk") initiated an arbitration against the Company with the American Arbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, M.D. v. HBSG. The complaint alleges that the Company failed to properly bill and collect fees, intentionally miscoded bills, intentionally withheld collection proceeds due to Soloniuk, breached its billing agreement and otherwise engaged in fraudulent conduct. Soloniuk seeks damages in the range of $250,000 to $500,000. The Company refutes Soloniuk's claims and has filed a counterclaim asserting claims for breach of contract, breach of confidence, intentional misrepresentation and negligent misrepresentation. The Company seeks damages in an approximate range of $75,000 to $100,000. By agreement, the Company is supposed to receive all collections for which it billed and then pay client its share pursuant to the fee agreement. At the time of dispute the total amount of billings was approximately $1 million. The client changed addresses to insurance companies and started to receive collections directly from the insurance companies and do its own billings to patients while under contract with the Company. In addition, the client did not provide an accounting to the Company nor pay the Company its due share. Hearing in this matter was held in February 2006. Post-hearing briefs were submitted to the arbitrator in March 2006 and the closing statements were held on March 30, 2006.In decision dated April 5, 2006,the arbitrator awarded Soloniuk $ 275,000 against the Company as well as interest accruing from June 1, 2006 at rate of ten percent per annum on the unpaid balance. The arbitrator further ordered the Company to reimburse arbitration costs in amount of $ 1,875. The Company filed motion to vacate this judgment.

On  July  12,  2004,  Nimish  Shah,  M.D.  d/b/a New Horizon Medical, Inc. ("New
Horizon") initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. Chandana Basu, et al. The complaint raises a claim for breach of contract against the Company . The complaint alleges that the Company failed to remit sums due to New Horizon. On April 8, 2005, the court dismissed the action and referred it to arbitration. Since May 2005, there have been a number of telephonic conferences held with the assigned arbitrator. Each of these calls has focused on the voluntary exchange of insurance payment records by the parties. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys' fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. New Horizon contends that the there are amounts in controversy of around $ 1,000,000. The Company has denied the allegations. The matter is in its initial stages.

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

ITEM  2.  CHANGES  IN  SECURITIES

The Company did not issue any stock during the three month period ended March 31, 2006.

The Company recorded $ 16,250 as officer compensation for 250,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement, which was modified in May of 2005. The value of the stock is based on the market at March 31, 2006.

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

(a) Exhibits

Exhibit No.*          Description

31.1 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 *

* Filed Herein.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended March 31, 2006.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Healthcare Business Services Group, Inc.

Dated: May 20, 2006               By: /s/ Chandana Basu
                                      ------------------
                                      Chandana Basu,
                                      Chief Executive Officer and
                                      Principal Financial Officer