Form 10QSB
period 2006-06-30
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2006-08-22
CIK 1192069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ____________

Commission file number: 000-50014

HEALTHCARE BUSINESS SERVICES GROUPS, INC.
(Exact name of small business issuer as specified in its charter)

	NEVADA	88-0478644
	(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1126 West Foothill Blvd, Suite 105, Upland, CA 91786
(Address of principal executive offices)

(909) 608-2035
(Registrant’s telephone number)

N/A
(Former name and address)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 17, 2006, 33,960,450 shares, $0.001 par value of the Company’s common stock (“Common Stock”) of the issuer were outstanding.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

UNAUDITED

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$87,186
Advances to vendors	49,182
Total current assets	136,368

PROPERTY AND EQUIPMENT, net	50,476

INTANGIBLE ASSET, net
Website technology costs, net	82,146

DEPOSITS	3,650
$272,640

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,483,592
Accrued officer compensation	38,841
Litigation accrual	620,747
Lines of credit	102,618
Notes payable	447,287
Total current liabilities	2,693,085

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; Authorized shares 5,000,000,
none issued and outstanding	—
Common stock, $0.001 par value; Authorized shares 750,000,000,
33,960,450 shares issued and outstanding	33,960
Additional paid in capital	849,115
Prepaid Consulting	(14,111)
Shares to be issued	54,750
Accumulated deficit	(3,344,159)
Total stockholders’ deficit	(2,420,445)
$272,640

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three month periods ended		For the six month periods ended
	June 30		June 30
	2006	2005	2006	2005

Net revenues	$330,808	360,641	$645,617	$726,830

Operating expenses
General and administrative expenses	322,175	410,306	649,013	857,375
Officer Compensation	160,000	150,000	326,250	300,000
Depreciation and amortization	39,074	27,057	58,681	55,173
Total operating expenses	521,249	587,363	1,033,944	1,212,548

Loss from Operations	(190,441)	(226,722)	(388,327)	(485,718)

Other income (expenses):
Gain on sale of land	—	261,863	—	261,863
Other income (expenses) - Interest expense	(11,369)	(30,318)	(29,124)	(52,232)
Total other income (expenses)	(11,369)	231,545	(29,124)	209,631

Provision for income taxes	—	—	1,700	2,400

Net loss	$(201,810)	4,823	$(419,151)	$(278,487)

Basic & diluted net income (loss) per share	$(0.01)	0.00	$(0.01)	$(0.01)

Basic & diluted weighted average number of
common stock outstanding	33,960,197	31,040,150	33,960,176	49,118,359

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six month periods ended
	June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(419,151)	$(278,487)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	58,681	55,173
Issuance of shares for service	12	19,000
Shares to be issued for compensation	26,250	—
Amortization of shares issued for consulting expense	37,500	—
Gain on sale of land	—	(261,863)
(Increase) decrease in current assets:
Receivables	4,458	(15,155)
Other assets	(49,182)	(896)
Increase in current liabilities:
Accounts payable and accrued expenses	254,443	(227,267)
Litigation accrual	(55,000)	—
Net cash used in operating activities	(141,989)	(709,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	—	(40,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	490,425
Payment of notes payable	(62,874)	—
Proceeds (payment) on line of credit	(11,074)	16,297
Net cash provided by (used in) financing activities	(73,948)	506,722

NET (DECREASE) IN CASH & CASH EQUIVALENTS	(215,937)	(243,604)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	303,123	243,604

CASH & CASH EQUIVALENTS, ENDING BALANCE	$87,186	$—

Supplementary Information:
Cash paid during the year for:
Interest	$5,122	$13,928
Income taxes	$1,700	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Nature of Business

Healthcare Business Services Groups Inc. (herein referred to as “Healthcare” or “Company” formerly known as Winfield Financial Group, Inc.) (“Winfield”) was formed in Nevada in May 2000. On April 23, 2004, Winfield acquired 100% of the issued and outstanding shares of Healthcare, a Delaware corporation. As part of the same transaction on May 7, 2004, Winfield acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation (“AutoMed”), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company (“Silver Shadow”). The transactions are collectively referred to herein as the “Acquisition.” As a result of the Acquisition, Winfield acquired 100% of three corporations.

Winfield acquired Healthcare, AutoMed, and Silver Shadow from the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Winfield’s common stock. Immediately after these transactions, there were 31,414,650 shares of Winfield’s common stock outstanding. As a result, control of Winfield shifted to the sole owner who owns approximately 80.0% of Winfield’s common stock, and the Company changed its name to Healthcare. Here in after all references to Winfield refers to Healthcare, AutoMed, and Silver Shadow as a collective whole since their various inceptions.

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

Healthcare is a medical billing service provider that for over fifteen years has assisted various health care providers to successfully enhance their billing function. Healthcare has a diversified market base with operations in Upland, California. Healthcare’s sister company, AutoMed, has developed a proprietary software system.

On January 7, 2005, the Company changed its name to Healthcare Business Services Group, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Healthcare Business Services Groups Inc. and its wholly owned subsidiaries, AutoMed Software Corp. and Silver Shadow Properties, LLC (the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc., on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the six month periods ended June 30, 2006 and June 30, 2005 include Healthcare Business Services Groups Inc. and the Company.

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

  (C) Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin SAB 104. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue is derived from collections of medical billing services. Revenue is recognized when the collection process is complete which occurs when the money is collected and recognized on a net basis.

License Revenue - The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin (“ARB”) No. 45 and SOP 81-1.

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

  (D) Software development Costs

The Company complied with Statement of Position 98-1 (“SOP 98-1”) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, as accounting policy for internally developed computer software costs. Under SOP 98-1, we capitalized software development costs incurred during the application development stage.

Subsequently, the Company decided to market the software AutoMed. Therefore the Company is following the guideline under SFAS 86. SFAS 86 specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value.

Capitalized costs is being amortized based on current and future revenue for the product (AutoMed) with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

(E) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

(F) Stock-based Compensation

The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes Compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Prior to January 1, 2006, the company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25) and has opted for the disclosure provisions of SFAS No. 123. Thus, expense was generally not recognized for the company’s employee stock option and purchase plans.

There were no unvested stock options as of December 31, 2005 and the Company has neither granted nor vested any stock options during the six month period ended June 30, 2006.

(G) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company’s accounts and other receivables, accounts payable, accrued liabilities, factor payable, capital lease payable and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

(H) Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s revenue and majority of its assets are derived from operations in Unites States of America.

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

Healthcare is a medical billing service provider. Healthcare’s sister company, AutoMed, has developed a proprietary software system. In addition, Healthcare’s other sister company,

There has been very insignificant activity in Automed and Silver Shadow. Hence the Company has determined it has only one segment.

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

(K) Reclassifications

For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform with report classifications of the current year.

(L) New Accounting Pronouncements

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

(M) Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2005 were filed on April 15, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

(N) Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(O) Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to e exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti- dilutive.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consisted of the following:

Office and computer equipment	$124,965
Furniture and fixtures	89,868
214,833
Less accumulated depreciation	(164,357)
$50,476

Depreciation expense for the three month and six month periods ended June 30, 2006 was $6,454 and $13,523, respectively. Depreciation expense for the three month and six month periods ended June 30, 2005 was $8,252 and $17,563, respectively.

NOTE 3	INTANGIBLE ASSETS

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). Amortization begins from the date when the software becomes operational. The website became operational from July 1, 2004. The Company amortized $12,538 and $45,158 for the three month and six month periods ending June 30, 2006, respectively. The Company amortized $18,805 and $37,610 for the three month and six month periods ending June 30, 2005 respectively. The balance at June 30, 2006 amounts to $82,146.

The amortization for the remaining period of 2006 will be $41,760 and for the year 2007 is 40,347. The software development cost will be 100% amortized at the end of 2007.

NOTE 4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Trade payable	$323,160
Accrued expenses	80,102
Accrued interest	94,014
Income tax payable	7,955
Accrued payroll liabilities	12,627
Accrued vacation and sick time	12,614
Equipment payable	1,328
Payable to clients	916,894
Credit cards payable	34,898
Total accounts payable and accrued expenses	$1,483,592

NOTE 5	LINE OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $80,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $26,867 and $75,751 from the credit lines as of June 30, 2006.

NOTE 6	NOTES PAYABLE

Notes payable are summarized as follows:
June 30, 2006

Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by equipment	$22,029

Note payable: November 2004 due November 2006; interest only payments of $3,500 monthly; annual interest of 12%; secured by personal guaranty of the CEO and all of the issued and outstanding stock of the Company, convertible at $1.00 per share at the option of the holder	$350,000

Note payable: August 2004 due August 2006; interest only payments of $1,188 monthly; annual interest of 9.5%; unsecured	75,258

447,287
Less current portion	(447,287)
Notes payable, net of current portion	$—

The Company recorded interest expense of $12,753 and $25,505 on these notes for the three and six month periods ended June 30, 2006, respectively. The Company recorded interest expense of $13,506 and $27,081 on these notes for the three and six month periods ended June 30, 2005 respectively.

NOTE 7	DUE ON SETTLEMENT OF LOAN

In connection with a consulting agreement with GPT.com Inc., Healthcare agreed to pay $250,000 for financial and business advisory services. During 2005, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company valued the shares based on the market value of the shares on agreement date. As of June 30, 2006 the Company has settled the note. The Company recorded interest expense of $465 and $930 on the note for the three month and six month periods ended June 30, 2006, respectively. The Company recorded interest expense of $2,500 and $5,000 on the note for the three month and six month periods ended June 30, 2005 respectively.

NOTE 8	RELATED PARTY TRANSACTION

The Company recorded $ 26,250 as officer compensation for 500,000 shares to be issued pursuant to the employment agreement. The Company has accrued compensation of $38,841 as of June 30, 2006.

NOTE 9	STOCKHOLDERS’ DEFICIENCY

Common Stock

The Company increased its authorized capital to 750,000,000 shares from 50,000,000 shares of common stock $0.001 par value as of June 30, 2006. The Company currently has 33,960,450 common shares issued and outstanding.

During the six month period ended June 30, 2006, the Company issued 300 shares to consultants for services rendered. The Company recorded expense in the books based on the market value of the shares on the date of issuance of shares to the consultants.

The Company recorded $ 26,250 as officer compensation for 500,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the market rate.

During the six month period ended June 30, 2005, the Company issued 100,000 restricted Common Shares to a consultant valued at $19,000 for business consulting and advisory services valued at the market value of shares.

Class B Preferred Stock

The Company’s Articles of Incorporation (Articles”) authorize the issuance of 50,000,000 shares of no par value Class B Preferred Stock. No shares of Preferred Stock are currently issued and outstanding.

NOTE 10	COMMITMENTS AND CONTINGENCIES

During the six month period ended June 30, 2006, the Company leased its corporate offices space in Upland, California under operating lease agreements. The Upland facility lease calls for a monthly rent of $3,387. The operating lease expires in November 2006 and has renewal options. Rent expense under operating leases for the six month period ended June 30, 2006 was $ 22,780.

Future minimum lease payments are as follows:

Year	Amount
2006	$16,935

NOTE 11	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. As of June 30, 2006 the accumulated deficit amounting to $3,334,159, net loss amounting $419,151 and working capital deficit amounting to $2,556,717. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and seeking new clients for medical billings, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 12	LITIGATION

The Company is defendant in multiple lawsuits initiated by the clients of the Company. The complaints allege that the Company and its officers improperly withheld monies from the clients. The complaints allege, among others, claims for breach of contract and breach of fiduciary duty. The plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney fees. The parties have conducted discovery and permission to take additional discovery is being sought. The Company has accrued $620,747 in the accompanying financials and has recorded them as a liability.

1.

On July 12, 2004, Plaintiff Nimish Shah, MD. d/b/a New Horizon Medical, Inc. initiated a lawsuit against HBSGI and Chandana Basu, CEO of the Company in the Superior Court of California, County of Los Angeles, Case No. VC042695, styled New Horizon Medcial, Inc. v. Chandana Basu, et al.

The complaint asserted a claim for breach of contract against HBSGI and Ms. Basu. Specifically, the complaint alleged that HBSGI and Ms. Basu failed to remit sums due to New Horizon. On April 8, 2005, on HBSGI’s motion, the court dismissed the action and referred it to arbitration.

In connection with the arbitration, HBSGI claims against New Horizon seek compensatory damages in the range of $ 75000, prejudgment interest, costs and attorney’s fees in an unspecified amount.

New Horizon contends that the amount in controversy is approx. $1,000,000. HBSGI has answered New Horizon’s claim and denied the allegations and filed counter claim.

This matter is discovery stages. Because the outcome of the actions turns upon disputed issues of fact and law, management believes that the outcome of this lawsuit will not be unfavorable to the Company.

2.

On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Group, Inc. As of the filing of this report, Healthcare has not paid any money with respect to such default judgment. The default judgment relates to a contract for billing services between Healthcare and Dr. Tariq entered into in 1996. After termination of the contract, Dr. Tariq with the billing services. In July 1999, Healthcare sent an accounting to Dr. Tariq in the amount of $275,355 collected, $42,512 charged by Healthcare as its fee, and $222,298 paid to Dr. Tariq. On September 22, 1999, Healthcare received notice of the default judgment. Although Healthcare has not taken legal steps to defend itself against the default judgment, Healthcare claims to have not received proper notice from Dr. Tariq of a civil action.

3.

On July 11, 2002, Plaintiff Kamran Ghadimi initiated a lawsuit against HBSGI and others in the Superior Court of California, County of San Bernardino, Case No. RCV 064904, styled Kamran Ghadimi v. Chandana Basu, et al.

The complaint alleges that HBSGI, its president and certain affiliated companies, improperly withheld approx. $ 400,000 from Ghadimi. The complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney’s fees. HBSGI refutes Ghadimi’s claim and denied the allegations and filed counter claim.

On April 29, 2006 Ghadimi bought Tariq’s judgment and assignment was filed in California on April 29, 2006.

On May 17, 2006 Kamran Ghadimi, MD and Chandana Basu, CEO of the HBSGI entered into an agreement to resolve any and all known (including Tariq’s judgment) and unknown claims against each other forever.

According to the terms of the agreement the defendants will pay Dr. Ghadimi $95,000 as follows:

$50,000 was paid on May 17 and $5,000 will be paid each month during the 9 months beginning June 15, 2006. If defendant default on any of these payments then all future payment are accelerated to the date of default and immediately due.

Currently the Company is up to date on its payment to Ghadimi.

After settlement of all claims between Company and Ghadimi, Ghadimi now denies that claims on the assignment is included. Company is defending this issue in Texas and in California.

4.

In January 2004, Claimant Leonard J. Soloniuk, MD initiated an arbitration against HBSGI with the American Arbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, MD v. HBSGI.

The complaint alleges that HBSGI failed to properly bill and collect fees, intentionally miscoded bills, intentionally withheld collection proceeds due to Soloniuk, breached its billings agreement, and otherwise engaged in fraudulent conduct.

HBSGI refutes Soloniuk’s claims and has filed a counter claim.

In a decision dated April 5, 2006, the arbitrator awarded HBSGI nothing against Soloniuk. The arbitrator further awarded Soloniuk $275,000 against the HBSGI as well as interest accruing from June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered HBSGI to reimburse Soloniuk costs in the amount of $ 1,875. The Company has accrued $275,000 as litigation expense as of June 30, 2006.

The Company filed motion to vacate this judgment. Motion was granted. Company filed Motion to vacate arbitration award and seeks to take this case to court trial.

NOTE 13              CALLABLE CONVERTIBLE SECURED NOTE AND SECURITIES PURCHASE AGREEMENT

On June 27, 2006, the Company entered into a financing deal and Securities Purchase Agreement (the “Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors agreed to finance (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 50,000,0000 shares of our common stock (the “Warrants”). The note is secured on all assets of the company.

Pursuant to the Securities Purchase Agreement, the Investors will finance and purchase Warrants in three trenches as set forth below:

1.	At closing, the Investors financed $700,000 in callable convertible secured note and warrants to purchase 50,000,0000 shares of common stock, the money was not received until the subsequent period;

2.	Upon the filing of a registration statement registering the shares of common stock underlying the Notes (“Registration Statement”), the Investors will finance aggregating $600,000; and,

3.	Upon effectiveness of the Registration Statement, the Investors will finance $700,000 in callable convertible secured note.

The Notes carry an interest rate of 6% to 40% and a maturity date of June 27, 2009. The notes are convertible into common shares of the Company at the Applicable Percentage of the average of the lowest three (3) trading prices for shares of common stock of the Company during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

At the option of the Company, the Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.05 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.05, the Company may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 50,000,000 shares of common stock of the Company at an exercise price of $.07.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

The first trench of money was received in July, 2006.

NOTE 14.	SUBSEQUENT EVENT

In July 2006 the Company settled notes payable of 350,000 and in August 2006 the Company settled notes payable of 75,258 including accrued interest (See note 6). Interest on $350,000 of note has not been paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of section 27a of the securities act of 1933, as amended and section 21e of the securities exchange act of 1934, as amended. The company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the company’s filings with the securities and exchange commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

OVERVIEW

Winfield Financial Group, Inc. (the “Registrant”) was incorporated in the State of Nevada on May 2, 2000. Prior to the Acquisition, discussed below, the Registrant was a business broker, primarily representing sellers and offering its clients’ businesses for sale. As a result of the Acquisition, the Registrant changed its business focus.

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

On April 23, 2004, the Registrant acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation (“Healthcare”). As part of the same transaction on May 7, 2004, the Registrant acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation (“AutoMed”), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company (“Silver Shadow”). The transactions are collectively referred to herein as the “Acquisition.” The Registrant acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Registrant’s Common Stock. The term “Company” shall include a reference to Winfield Financial Group, Inc., Healthcare, AutoMed and Silver Shadow unless otherwise stated. Healthcare, AutoMed and Silver Shadow are sometimes collectively referred to herein as “HBSGII.”

On June 21, 2004, the Registrant entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Registrant) and Linda Burley (former Director and Secretary of the Registrant) whereby the Registrant agreed to transfer certain assets owned by the Registrant immediately prior to the change in control in consideration for Mr. and Mrs. Burley’s cancellation of an aggregate of 2,640,000 of their shares of the Registrant’s Common Stock. The Registrant transferred the following assets to Mr. and Mrs. Burley: i) the right to the name “Winfield Financial Group, Inc.” and ii) any contracts, agreements, rights or other intangible property that related to the Registrant’s business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Registrant’s financial statements. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley, there were 28,774,650 shares of the Registrant’s Common Stock outstanding. As a result of these transactions, control of the Registrant shifted to Ms. Basu. Ms. Basu currently owns 25,150,000 shares (or approximately 81.1%) out of 31,040,150 of the Registrant’s issued and outstanding Common Stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenue for the three months ended June 30, 2006 were $ 330,808 compared to $ 360,641 for the same period in 2005. The decrease in revenues was due to reduction in collections from the customers and hence decrease in commissions earned during the three months ended June 30, 2006 as compared to same period in 2005. The Company expects to earn higher revenues in future since it has hired more marketing representatives.

General & administrative (“G&A”) expense for the three months ended June 30, 2006 was $ 322,175 compared to $ 410,306 for the same period in 2005. The decrease in G&A expenses in 2006 was due to reduction in costs incurred by the Company in marketing the company’s business and costs associated with becoming a publicly traded company.

Depreciation and amortization was $ 39,074 for the three months ended June 30, 2006 as compared to $ 27,057 for the same period in 2005. The decrease in depreciation and amortization expense was primarily due to sale of the land and building in year 2005 to the officer of the company resulting in lesser fixed assets to be depreciated.

Interest expense for the three months ended June 30, 2006 was $ 11,369 compared to $ 30,318 for the same period in 2005. The Company paid notes and line of credit during the period resulting in decrease in interest expense for the year as compared to year 2005.

Net loss was $ 201,810 (or basic and diluted net loss per share of $(0.01) for the three months ended June 31, 2006 as compared to net profit of $ 4,823 (or basic and diluted net earnings per share of $0.00 for the same period in 2005. The profit during the three month period ended June 30, 2005 was due to the gain on sale of land of $261,863.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenue for the six months ended June 30, 2006 were $ 645,617 compared to $ 726,830 for the same period in 2005. The decrease in revenues was due to reduction in collections from the customers and hence decrease in commissions earned during the six months ended June 30, 2006 as compared to same period in 2005. The Company expects to earn higher revenues in future since it has hired more marketing representatives. The revenues are recognized on accrual basis of accounting.

General & administrative (“G&A”) expense for the six months ended June 30, 2006 was $ 649,013 compared to $ 857,375 for the same period in 2005. The decrease in G&A expenses in 2006 was due to AutoMed Software which in turn reduced the need for number of billing employees. The decrease in G&A expenses in 2006 was also due to reduction in costs incurred by the Company in marketing the company’s business and costs associated with becoming a publicly traded company.

Depreciation and amortization was $ 58,681for the six months ended June 30, 2006 as compared to $ 55,173 for the same period in 2005. The decrease in depreciation and amortization expense was primarily due to sale of the land and building in year 2005 to the officer of the company resulting in lesser fixed assets to be depreciated.

Interest expense for the six months ended June 30, 2006 was $ 29,124 compared to $ 52,232 for the same period in 2005. The Company paid notes and line of credit during the period resulting in decrease in interest expense for the year as compared to year 2005.

Net loss was $ 419,151 (or basic and diluted net loss per share of $(0.01) for the six months ended June 30, 2006 as compared to net loss of $ 278,487 (or basic and diluted net loss earnings per share of $(0.01) for the same period in 2005. Net loss for the six month period ended June 30, 2006 was higher as compared to the corresponding period in the last year since the Company earned a gain on sale of land of $261,863 during the six month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $ 136,368 in current assets and a working capital deficiency of $ 2,556,717 as of June 30, 2006. The Company had total assets of $ 272,640 as of June 30, 2006, which consisted of $ 87,186 of cash, $49,182 of advances to vendors, $ 50,476 of property and equipment, $82,146 of intangible assets from the Company’s website technology costs, and $3,650 of deposits.

The Company had total current liabilities of $2,693,085 as of June 30, 2006, consisting of accounts payable and accrued expenses of $ 1,483,592, litigation accrual of $ 620,747, line of credit of $102,618, note payable to third parties of $ 447,287 and accrued officer compensation of $38,841.

The Company has two revolving lines of credit from two financial institutions for $50,000 and $80,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $ 26,867 and $75,751 from the credit lines as of June 30, 2006.

In connection with a consulting agreement with GPT.com, Healthcare agreed to pay $250,000 for financial and business advisory services. During 2005, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company valued the shares based on the market value of the shares on agreement date. As of June 30, 2006 the Company has settled the note.

Net cash used in operating activities was $ 141,989 during the six months ended June 30, 2006, as compared to net cash used in operating activities of $ 709,495 during the same period in 2005.

There was no investing activity during the six months ended June 30, 2006 as compared to net cash used in investing activities of $ 40,831 during the same period in 2005.

Net cash used in financing activities was $ 73,948 during the six months ended June 30, 2006, as compared to net cash provided by financing activities of $ 506,722 for the same period in 2005.

The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company’s ability to implement its business plan and may cause the Company to curtail or scale back its current operations.

On June 27, 2006, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 50,000,0000 shares of our common stock (the “Warrants”).

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in three trenches as set forth below:

1.	At closing, the Investors financed $700,000 in callable convertible secured note and warrants to purchase 50,000,0000 shares of common stock, the money was not received until the subsequent period;

2.	Upon the filing of a registration statement registering the shares of common stock underlying the Notes (“Registration Statement”), the Investors will finance aggregating $600,000; and,

3.	Upon effectiveness of the Registration Statement, the Investors will finance $700,000 in callable convertible secured note.

The Notes carry an interest rate of 6% and a maturity date of June 27, 2009. The notes are convertible into common shares of the Company at the Applicable Percentage of the average of the lowest three (3) trading prices for shares of common stock of the Company during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

At the option of the Company, the Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.05 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.05, the Company may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 50,000,000 shares of common stock of the Company at an exercise price of $.07.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

The first trench of money was received in July, 2006.

In July 2006 the Company settled notes payable of 350,000 and in August 2006 the Company settled notes payable of 75,258 including accrued interest (See note 6). Interest on $350,000 has not been paid. Company also made substantial payments to other debts.

RISK FACTORS

WE NEED A SUBSTANTIAL AMOUNT OF ADDITIONAL FINANCING.

In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed. The Company believes that it can satisfy the current cash requirements for Medical Billing, if the Company maintains its operations as they are currently. The Company needs to raise $3 to $5 million of additional financing to implement its business plan with respect to AutoMed .

The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, or accepts financing on unfavorable terms to the Company, it could have a materially adverse effect upon the Company’s ability to implement its business plan with respect to AutoMed, and may force the Company to curtail or scale back its current Medical Billing operations.

WE PAY A SUBSTANTIAL SALARY TO OUR CHIEF EXECUTIVE OFFICER AND TREASURER.

Chandana Basu, our Chief Executive Officer and Treasurer, receives a substantial amount of $50,000 per month (or $600,000 per year) for her services, which includes approximately $5,000 of salary and a minimum bonus of $45,000 each month. Ms. Basu also serves as the Chief Executive Officer and President of AutoMed, and the manager of Silver Shadow, both wholly-owned subsidiaries of the Company. The amount of salary that Ms. Basu receives relative to the Company’s revenue and other expenses reduces the likelihood that the Company will make a profit, and increases the possibility that the Company be forced to curtail or abandon its business plan in the future if the Company fails to raise additional capital.

WE MAY NOT BE SUCCESSFUL IN SELLING AUTOMED SOFTWARE

Currently the Company is in the process of marketing the AutoMed software through distributors. There is no revenue generated as of the date of this report and there’s no guarantee that the Company will be successful in selling AutoMed. The Company need additional capital to market the software.

A SUBSTANTIAL AMOUNT OF OUR REVENUES COME FROM FOUR MAIN CLIENTS.

The three major customers of the Company provided $ 237,300 or 81% of the revenues of the Company for the three month period ended June 30, 2006.. If the Company were to lose any or all of these four clients, it would have a materially adverse effect on the Company’s revenue, and if the Company is unable to gain a new large client to take its place, of a sufficient number of smaller clients to take the place of the major client or clients who are lost, the Company could be forced to abandon or curtail its business plan.

ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company had a loss of $419,151, a working capital deficiency of $ 2,556,717, stockholders’ deficiency of $2,420,445, an accumulated deficit of $3,344,159 and net cash used in operations of $ 141,989. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

WE MAY FACE POTENTIAL LIABILITY IN CONNECTION WITH PENDING LEGALPROCEEDINGS AND ARBITRATION PROCEEDINGS WHICH HAVE BEEN BROUGHT AGAINST THE COMPANY.

As of the filing of this report, the Company is a party to several legal proceedings and/or arbitration.(See Item 1, Part II). If the Company is unable to settle or defend against claims made by former clients and a law firm, the plaintiffs in those matters may obtain judgments against the Company. If this happens Company does not have enough cash on hand to pay amount of the judgments, which may be substantial, the Company may be forced to abandon or curtail its business operations.

WE RELY ON KEY MANAGEMENT.

The success of the Company depends upon the personal efforts and abilities of Chandana Basu. The Company faces competition in retaining Ms. Basu and in attracting new personnel should Ms. Basu chose to leave the Company. There is no assurance that the Company will be able to retain and/or continue to adequately motivate Ms. Basu in the future. The loss of Ms. Basu or the Company’s inability to continue to adequately motivate her could have a material adverse effect on the Company’s business and operations.

BECAUSE MS. CHANDANA BASU OWNS 81.1% OF OUR OUTSTANDING COMMON STOCK, SHE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS.

Chandana Basu, a Director of the Company and the Company’s Chief Executive Officer and Treasurer, owns approximately 81.1% of the issued and outstanding shares of our common stock. Accordingly, she will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Ms. Basu may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

IF THERE’S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there’s a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and 2) accumulated and communicated to her as appropriate to allow timely decisions regarding required disclosure.

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

1.

On July 12, 2004, Plaintiff Nimish Shah, MD. d/b/a New Horizon Medical, Inc. initiated a lawsuit against HBSGI and Chandana Basu, CEO of the Company in the Superior Court of California, County of Los Angeles, Case No. VC042695, styled New Horizon Medcial, Inc. v. Chandana Basu, et al.

The complaint asserted a claim for breach of contract against HBSGI and Ms. Basu. Specifically, the complaint alleged that HBSGI and Ms. Basu failed to remit sums due to New Horizon. On April 8, 2005, on HBSGI’s motion, the court dismissed the action and referred it to arbitration.

In connection with the arbitration, HBSGI claims against New Horizon seek compensatory damages in the range of $ 75000, prejudgment interest, costs and attorney’s fees in an unspecified amount.

New Horizon contends that the amount in controversy is approx. $1,000,000. HBSGI has answered New Horizon’s claim and denied the allegations and filed counter claim.

This matter is in initial stages. Because the outcome of the actions turns upon disputed issues of fact and law, management believes that the outcome of this lawsuit will not be unfavorable to the Company.

2.

On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Group, Inc. As of the filing of this report, Healthcare has not paid any money with respect to such default judgment. The default judgment relates to a contract for billing services between Healthcare and Dr. Tariq entered into in 1996. After termination of the contract, Dr. Tariq with the billing services. In July 1999, Healthcare sent an accounting to Dr. Tariq in the amount of $275,355 collected, $42,512 charged by Healthcare as its fee, and $222,298 paid to Dr. Tariq. On September 22, 1999, Healthcare received notice of the default judgment. Although Healthcare has not taken legal steps to defend itself against the default judgment, Healthcare claims to have not received proper notice from Dr. Tariq of a civil action.

3.

On July 11, 2002, Plaintiff Kamran Ghadimi initiated a lawsuit against HBSGI and others in the Superior Court of California, County of San Bernardino, Case No. RCV 064904, styled Karman Ghadimi v. Chandana Basu, et al.

The complaint alleges that HBSGI, its president and certain affiliated companies, improperly withheld approx. $ 400,000 from Ghadimi. The complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney’s fees. HBSGI refutes Ghadimi’s claim and denied the allegations and filed counter claim.

On April 29, 2006 Ghadimi bought Tariq’s judgment and assignment was filed in California on April 29, 2006.

On May 17, 2006 Kamran Ghadimi, MD and Chandana Basu, CEO of the HBSGI entered into an agreement to resolve any and all known (including Tariq’s judgment) and unknown claims against each other forever.

According to the terms of the agreement the defendants will pay Dr. Ghadimi $95,000 as follows:

$50,000 was paid on May 17 and $5,000 will be paid each month during the 9 months beginning June 15, 2006. If defendant default on any of these payments then all future payment are accelerated to the date of default and immediately due.

Currently the Company is up to date on its payment to Ghadimi.

After settlement of all claims between Company and Ghadimi, Ghadimi now denies that claims on the assignment is included. Company is defending this issue in Texas and in California.

4.

In January 2004, Claimant Leonard J. Soloniuk, MD initiated an arbitration against HBSGI with the American Arbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, MD v. HBSGI.

The complaint alleges that HBSGI failed to properly bill and collect fees, intentionally miscoded bills, intentionally withheld collection proceeds due to Soloniuk, breached its billings agreement, and otherwise engaged in fraudulent conduct.

HBSGI refutes Soloniuk’s claims and has filed a counter claim.

In a decision dated April 5, 2006, the arbitrator awarded HBSGI nothing against Soloniuk. The arbitrator further awarded Soloniuk $275,000 against the HBSGI as well as interest accruing from June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered HBSGI to reimburse Soloniuk costs in the amount of $ 1,875. The Company has accrued $275,000 as litigation expense as of June 30, 2006.

The Company filed motion to vacate this judgment. Motion was granted by the court. The Company filed motion to vacate arbitration award and seeking to take this case to court trial.

ITEM 2.	CHANGES IN SECURITIES

The Company increased its authorized capital to 750,000,000 shares from 50,000,000 shares of common stock $0.001 par value as of June 30, 2006.

During the six month period ended June 30, 2006, the Company issued 300 shares to consultants for services rendered. The Company recorded expense in the books based on the market value of the shares on the date of issuance of shares to the consultants.

The Company recorded $ 26,250 as officer compensation for 500,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the market rate.

During the six month period ended June 30, 2005, the Company issued 100,000 restricted Common Shares to a consultant valued at $19,000 for business consulting and advisory services.

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

* Filed Herein.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Business Services Group, Inc.

Dated: August 18, 2006

By: /s/ Chandana Basu

Chandana Basu,

Chief Executive Officer and

Principal Financial Officer