Form 10QSB
period 2006-09-30
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2006-11-24
CIK 1192069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 000-50014

HEALTHCARE BUSINESS SERVICES GROUPS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0478644
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1126 West Foothill Blvd, Suite 105, Upland, CA 91786
(Address of principal executive offices)

(909) 608-2035
(Registrant’s telephone number)

N/A
(Former name and address)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 22, 2006, 33,960,450 shares, $0.001 par value of the Company’s common stock (“Common Stock”) of the issuer were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10-KSB for the year ended December 31, 2005 previously filed with the Commission on April 17, 2006, and subsequent amendments made thereto.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

UNAUDITED

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$244,455
Prepaid expenses	60,000
Total current assets	304,455

PROPERTY AND EQUIPMENT, net	45,578

INTANGIBLE ASSET, net
Website technology costs, net	60,520

PREPAID EXPENSES - LONG TERM	105,000

DEPOSITS	3,650
$519,203
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,388,259
Due to the officer	150,352
Litigation accrual	575,747
Lines of credit	96,360
Derivative liability	1,374,965
Notes payable	18,938
Total current liabilities	3,604,621

LONG TERM NOTE PAYABLE, NET	87,135

COMMITMENTS & CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; Authorized shares 5,000,000,
none issued and outstanding	—
Common stock, $0.001 par value; Authorized shares 750,000,000,
33,960,450 shares issued and outstanding	33,960
Additional paid in capital	1,509,864
Shares to be issued	62,250
Accumulated deficit	(4,778,627)
Total stockholders’ deficit	(3,172,553)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three month periods ended		For the nine month periods ended
	September 30		September 30
	2006	2005	2006	2005
		RESTATED		RESTATED

Net revenues	$254,800	$380,782	$900,417	$1,107,612

Operating expenses
General and administrative expenses	620,720	358,357	1,284,733	1,215,732
Officer Compensation	172,500	150,000	483,750	450,000
Depreciation and amortization	26,554	26,347	85,205	81,520
Total operating expenses	819,774	534,704	1,853,688	1,747,252

Loss from Operations	(564,974)	(153,922)	(953,271)	(639,640)

Other income (expenses):
Interest expense and financing cost	(227,428)	(5,769)	(256,552)	(58,001)
Change in fair value of derivative liability	106,901	—	106,901	—
Gain on settlement of debt	—	26,082	—	26,082
Total other income (expenses)	(120,527)	20,313	(149,651)	(31,919)

Provision for income taxes	—	—	1,700	2,400

Net loss	$(685,501)	$(133,609)	$(1,104,622)	$(673,959)

Basic & diluted net loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.02)

Basic & diluted weighted average number of
common stock outstanding	33,960,450	31,423,007	33,960,236	31,141,032

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine month periods ended
	September 30
	2006	2005
		RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,104,622)	$(673,959)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	85,205	81,520
Issuance of shares for service	12	46,889
Shares to be issued for compensation	33,750	—
Beneficial conversion feature expense	87,135	—
Change in fair value of derivative liability	(106,901)	—
Gain on settlement of debt	—	26,082
Amortization of shares issued for consulting expense	51,611	—
(Increase) decrease in current assets:
Receivables	4,458	—
Prepaid expenses	(165,000)	—
Other assets	—	(611)
Increase in current liabilities:
Accounts payable and accrued expenses	214,121	24,175
Derivative liability	112,556	—
Litigation accrual	(100,000)	—
Net cash used in operating activities	(887,675)	(495,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	—	(40,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,300,000	337,259
Payment of notes payable	(453,661)	(10,500)
Proceeds from issuance of shares for cash	—	5,000
Proceeds from line of credit	(17,332)	17,113
Net cash provided by financing activities	829,007	348,872

NET DECREASE IN CASH & CASH EQUIVALENTS	(58,668)	(187,862)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	303,123	243,604
CASH & CASH EQUIVALENTS, ENDING BALANCE	$244,455	$55,742

Supplementary Information:
Cash paid during the year for:
Interest	$5,122	$13,928
Income taxes	$1,700	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
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

Winfield acquired Healthcare, AutoMed, and Silver Shadow from the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Winfield’s common stock. Immediately after these transactions, there were 31,414,650 shares of Winfield’s common stock outstanding. As a result, control of Winfield shifted to the sole owner who owns approximately 81.1% of Winfield’s common stock, and the Company changed its name to Healthcare.

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

On January 7, 2005, the Company changed its name to Healthcare Business Services Group, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Healthcare Business Services Groups Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc., on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the nine month periods ended September 30, 2006 and September 30, 2005 include Healthcare Business Services Groups Inc. and the Company.

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

There were no unvested stock options as of December 31, 2005 and the Company has neither granted nor vested any stock options during the nine month period ended September 30, 2006.

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

Healthcare is a medical billing service provider. Healthcare’s sister company, AutoMed, has developed a proprietary software system. There has been very insignificant activity in Automed. Hence the Company has determined it has only one segment.

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

(K) Reclassifications

For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year.

(L) New Accounting Pronouncements

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in these accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

(M) Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2005 were filed on April 15, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consisted of the following:

Office and computer equipment	$124,965
Furniture and fixtures	89,868
214,833
Less accumulated depreciation	(169,255)
$45,578

Depreciation expense for the three month and nine month periods ended September 30, 2006 was $ 4,898 and $18,421, respectively. Depreciation expense for the three month and nine month periods ended September 30, 2005 was $8,252 and $ 25,103, respectively.

NOTE 3	INTANGIBLE ASSETS

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). Amortization begins from the date when the software becomes operational. The website became operational from July 1, 2004. The Company amortized $ 21,626 and $ 66,784 for the three month and nine month periods ending September 30, 2006, respectively. The Company amortized $18,808 and $ 56,417 for the three month and nine month periods ending September 30, 2005 respectively. The balance at September 30, 2006 amounts to $ 60,520.

The amortization for the remaining period of 2006 will be $ 20,173 and for the year 2007 is 40,347. The software development cost will be 100% amortized at the end of 2007.

NOTE 4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Trade payable	$278,361
Accrued expenses	103,737
Accrued interest	16,500
Income tax payable	7,955
Accrued payroll liabilities	12,627
Accrued vacation and sick time	13,114
Equipment payable	1,115
Payable to clients	914,574
Credit cards payable	40,277
Total accounts payable and accrued expenses	$1,388,259

NOTE 5	LINE OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $22,412 and $73,948 from the credit lines as of September 30, 2006.

NOTE 6	NOTES PAYABLE

September 30, 2006
Notes payable are summarized as follows:
CURRENT
Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured	$18,938
LONG TERM
$1,300,000 callable convertible secured note net of the unamortized discount ( See note 7)	$87,135

The Company recorded interest expense of $ 30,876 and $ 60,843 on notes for the three and nine month periods ended September 30, 2006, respectively. The Company recorded interest expense of $15,337 and $ 42,418 on notes for the three and nine month periods ended September 30, 2005 respectively.

The Company had note payable of $350,000, which was settled on July 3, 2006 from the funds received from the new Convertible Promissory Notes. Interest payment of $68,353 was paid on August 14, 2006 from the Second trench funds received from the new Convertible Promissory Notes. (See note 7 for details). The Company recorded $88,248 as change in fair value of derivative liability.

The Company had another note payable of $75,258 which was also settled during the quarter along with interest payment of $10,742.

NOTE 7	CALLABLE CONVERTIBLE SECURED NOTE AND SECURITIES PURCHASE
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

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in three tranches as set forth below:

1.	At closing on June 29, 2006 (“Closing”), the Investors purchased Notes aggregating $700,000 and warrants to purchase 50,000,0000 shares of our common stock;

2.	Upon the filing of a registration statement registering the shares of common stock underlying the Notes (“Registration Statement”), the Investors will purchase Notes aggregating $600,000; and,

3.

Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company has withdrawn the Registration, thrid trench funding will not be available at this time.

The Notes carry an interest rate of 6% and a maturity date of June 27, 2009. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

The Company has an option to prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.05 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.05, the Company may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 50,000,000 shares of common stock at an exercise price of $.07.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

The Company has received the $ 1,300,000 through September 30, 2006.

The Company recorded the note at $ 87,135 net of unamortized discount of $ 1,212,865.

The Company computed the beneficial conversion liability of $ 654,741 and warrant liability of $ 720,224 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $ 1,374,965.

Following assumptions have been used to estimate the fair value of warrants and beneficial conversion feature at the date of issuance of note:

	Beneficial conversion feature	Warrants

Expected life	3 years	7 years
Volatility	98%	98%
Dividend yield	0%	0%
Risk free rate	4%	4.5%

Following assumptions have been used to estimate the fair value of warrants and beneficial conversion feature as of September 30, 2006:

	Beneficial conversion feature	Warrants

Expected life	2.79 years	6.8 years
Volatility	98%	98%
Dividend yield	0%	0%
Risk free rate	4%	4.5%

As of September 30, 2006 the Company recorded the change in the fair value of warrant liability and beneficial conversion of $18,653 as change in fair value of derivative liability.

The Company prepaid lender attorney fees and broker commission of $ 185,000. The Company has amortized $ 15,000 in the accompanying financials and the balance of

$ 165,000 has been reflected as prepaid expenses.

The Company also recorded finance charges of $93,618 which is in excess of the fair value of warrants and beneficial conversion feature over the face value of note.

NOTE 8	RELATED PARTY TRANSACTION

The Company recorded $ 33,750 as officer compensation for 750,000 shares to be issued pursuant to the employment agreement. The Company has note payable of $ 150,352 to the officer as of September 30, 2006. The note is interest free, unsecured and due on demand.

NOTE 9	STOCKHOLDERS’ DEFICIENCY

Common Stock

The Company increased its authorized capital to 750,000,000 shares from 50,000,000 shares of common stock $0.001 par value as of September 30, 2006. The Company currently has 33,960,450 common shares issued and outstanding.

During the nine month period ended September 30, 2006, the Company issued 300 shares to consultants for services rendered. The Company recorded expense in the books based on the market value of the shares on the date of issuance of shares to the consultants.

The Company recorded $ 33,750 as officer compensation for 750,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the market rate.

Class B Preferred Stock

The Company’s Articles of Incorporation (Articles”) authorize the issuance of 50,000,000 shares of no par value Class B Preferred Stock. No shares of Preferred Stock are currently issued and outstanding.

NOTE 10	COMMITMENTS AND CONTINGENCIES

During the nine month period ended September 30, 2006, the Company leased its corporate offices space in Upland, California under operating lease agreements. The Upland facility lease calls for a monthly rent of $3,387. The operating lease expires in November 2006 and has renewal options. Rent expense under operating leases for the nine month period ended September 30, 2006 was $ 37,669.

Future minimum lease payments are as follows:

Year	Amount

2006	$6,774

NOTE 11	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. As of September 30, 2006 the accumulated deficit amounting to $ 4,778,627, net loss amounting $ 1,104,622 and working capital deficit amounting to $3,300,166. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company is currently plaintiff to one arbitration and one law suit . The Company filed claims for non payment of fees against former clients. These clients diverted funds billed by company and did not pay billing fees. As of filing this report, three out of four other disputes have been settled.

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. (“New Horizon”) initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. HBSGI, et al. The complaint raises a claim for breach of contract against the Company. The complaint alleges that the Company failed to remit sums due to New Horizon. On April 8, 2005, the court dismissed the action and referred it to arbitration. The company filed arbitration against Nimesh Shah for unpaid fees and damages due to violation of the agreement. Since May 2005, there have been a number of telephonic conferences held with the assigned arbitrator. Each of these calls has focused on the voluntary exchange of insurance payment records by the parties. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys’ fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company.

New Horizon contends that the there are amounts in controversy of around $ 1,000,000. The Company has denied the allegations. The matter is in its initial stages. Healthcare contends that it does not hold or owe any money to defendant and has made counter claim. Hearing on this matter is suspended. due to non payment of arbitration fees.

2. On July 11, 2002, Plaintiff Kamran Ghadimi initiated a lawsuit against HBSGI and others in the Superior Court of California, County of San Bernardino, Case No. RCV 064904, styled Karman Ghadimi v. Chandana Basu, et al.

The complaint alleges that HBSGI, its president and certain affiliated companies, improperly withheld approx. $ 400,000 from Ghadimi. The complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney’s fees. HBSGI refutes Ghadimi’s claim and denied the allegations and filed counter claim. Company settled this dispute on May 17, 2006 for an amount of $95,000. $50,000 paid on May 17, 2006 and we have been paying $5,000 per month. As of September 30, 2006 the Company owes $25,000 which has bee accrued.

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

HBSGI refuted Soloniuk’s claims and filed a counter claim.

In a decision dated April 5, 2006, the arbitrator awarded HBSGI nothing against Soloniuk. The arbitrator further awarded Soloniuk $ 275,000 against the HBSGI as well as interest accruing from June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered HBSGI to reimburse Soloniuk costs in the amount of $ 1,875.

The Company filed motion to vacate this judgment. This motion was denied; however, the Company is challenging the decision on other grounds. Specifically, the Company argues that of this $275,000, approximately $210,000 was already paid to Soloniuk since November 4, 2002, last date of payment were considered by arbitrator and therefore the judgment should be reduced accordingly. The Company can provide no assurances that it will be successful in this argument.

4. On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Group, Inc., d/b/a/ Peacock Healthcare. This entity is unrelated to HBSGI. Accordingly, we never received notice of this action or judgment nor have we paid any money with respect to such default judgment. The default judgment relates to a contract for billing services between Healthcare and Dr. Tariq entered into in 1996. After termination of the contract, Dr. Tariq requested an accounting of the amounts collected from his patients by Healthcare in connection with the billing services. In July 1999, Healthcare sent an accounting to Dr. Tariq in the amount of $275,355 collected, $42,512 charged by Healthcare as its fee, and $222,298 paid to Dr. Tariq. Tariq diverted the rest of the collection from Healthcare billing and did not pay Healthcare fees. Although Healthcare has not taken legal steps to defend itself against the default judgment, Healthcare claims to have not received proper notice from Dr. Tariq of the civil action or default judgment.

Kamran Ghadimi bought the Tariq judgment in April 28, 2006 and pursuing collection in California. Healthcare now attacked the complaint on the basis of improper service, misconducts committed by Tariq and interlocutory judgment was not final and filed answer to the original complaints and filed claims for fees and damages and seeking a new trial in Texas. Hearing for interlocutory judgment is set for Friday Oct 13, 2006. Healthcare filed motion to vacate the sister state judgment in California on the grounds of defective service and misconducts by Tariq. Hearing in California is not set as of this date

This matter was settled on November 8, 2006 for $185,000. The Company paid $15,000 as of September 30, 2006, $110,000 to be paid on or before February 7, 2007 and $3,000 per month for 60 months starting January 1st, 2007.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Other than the legal proceedings listed above we are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. However, we may become involved in material legal proceedings in the future.

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

The Company is a medical billing service provider that for over fourteen years has assisted various healthcare providers to successfully enhance their billing function. The Company has a diversified market base with headquartered in Upland, California. The Company has developed a proprietary medical billing software system named AutoMed™. The Company has installed, and is currently ready to market and install, AutoMed™ at some of the Company’s existing medical billing clients. The Company expects that after this software is launched, revenues will grow substantially over the next three to five years extending its billing model into the technology era.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenue for the three months ended September 30, 2006 were $ 254,800 compared to $ 380,782 for the same period in 2005. The decrease in revenues was due to reduction in collections from the customers and hence decrease in commissions earned during the three months ended September 30, 2006 as compared to same period in 2005. The Company expects to earn higher revenues in future since it has hired more marketing representatives.

General & administrative (“G&A”) expense for the three months ended September 30, 2006 was $ 620,720 compared to $ 358,357 for the same period in 2005. The increase in G&A expenses in 2006 was due to increase in costs incurred by the Company in marketing the company’s business as well as legal fees paid against settlement of various litigations.

Depreciation and amortization was $ 26,554 for the three months ended September 30, 2006 as compared to $ 26,347 for the same period in 2005. The depreciation and amortization expense is consistent with the prior year since the assets are being depreciated straight line over the life.

Interest expense and financing costs for the three months ended September 30, 2006 was $ 227,428 compared to $ 5,769 for the same period in 2005. The increase in interest expense and financing costs are due to $ 1,300,000 note that Company borrowed during the quarter.

Net loss was $ 685,501 (or basic and diluted net loss per share of $(0.02) for the three months ended September 30, 2006 as compared to net loss of $ 133,609 (or basic and diluted net loss per share of $0.00 for the same period in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue for the nine months ended September 30, 2006 were $ 900,417 compared to $ 1,107,612 for the same period in 2005. The decrease in revenues was due to reduction in collections from the customers and loss of some clients and hence decrease in commissions earned during the nine months ended

September 30, 2006 as compared to same period in 2005. The Company expects to earn higher revenues in future since it has hired more marketing representatives. The revenues are recognized on accrual basis of accounting.

General & administrative (“G&A”) expense for the nine months ended September 30, 2006 was $ 1,284,733 compared to $ 1,215,732 for the same period in 2005. The increase in G&A expenses in 2006 was also due to increase in costs incurred by the Company in marketing the company’s business as well as legal fees paid against settlement of various litigations.

Depreciation and amortization was $ 85,205 for the nine months ended September 30, 2006 as compared to $ 81,520 for the same period in 2005. The depreciation and amortization expense is consistent with the prior year since the assets are being depreciated straight line over the life

Interest expense and financing costs for the nine months ended September 30, 2006 was $ 256,552 compared to $ 58,001 for the same period in 2005. The increase in interest expense and financing costs are due to $ 1,300,000 note that Company borrowed during the year.

Net loss was $ 1,104,622 (or basic and diluted net loss per share of $(0.03) for the nine months ended September 30, 2006 as compared to net loss of $ 673,959 (or basic and diluted net loss earnings per share of $(0.02) for the same period in 2005. Net loss for the nine month period ended September 30, 2006 was higher as compared to the corresponding period in the last year since the Company incurred more expenses in marketing the business.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $ 304,455 in current assets and a working capital deficiency of $ 3,300,166 as of September 30, 2006. The Company had total assets of $ 519,203 as of September 30, 2006, which consisted of $ 244,455 of cash, $ 45,578 of property and equipment, $ 60,520 of intangible assets from the Company’s website technology costs, $3,650 of deposits and $ 165,000 in prepaid expenses.

The Company had total current liabilities of $ 3,604,621 as of September 30, 2006, consisting of accounts payable and accrued expenses of $ 1,388,259, litigation accrual of $ 575,747, line of credit of $96,360, note payable to third parties of $ 18,938, due to officer of $ 150,352 and $ 1,374,965 in derivative liability related to $ 1,300,000 note and 50,000,000 warrants associated with the note.

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $22,412 and $73,948 from the credit lines as of September 30, 2006.

Net cash used in operating activities was $ 887,675 during the nine months ended September 30, 2006, as compared to net cash used in operating activities of $ 495,904 during the same period in 2005.

There was no investing activity during the nine months ended September 30, 2006 as compared to net cash used in investing activities of $ 40,830 during the same period in 2005.

Net cash provided by financing activities was $ 829,007 during the nine months ended September 30, 2006, as compared to net cash provided by financing activities of $ 348,872 for the same period in 2005.

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

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in three trenches as set forth below:

1.	At closing on June 29, 2006 (“Closing”), the Investors purchased Notes aggregating $700,000 and warrants to purchase 50,000,0000 shares of our common stock;

2.	Upon the filing of a registration statement registering the shares of common stock underlying the Notes (“Registration Statement”), the Investors will purchase Notes aggregating $600,000; and,

3.

Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company has withdrawn the Registration, thrid trench funding will not be available at this time.

The Notes carry an interest rate of 6% and a maturity date of June 27, 2009. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

The Company has an option to prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.05 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.05, the Company may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 50,000,000 shares of common stock at an exercise price of $.07.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

The Company has received the $ 1,300,000 through September 30, 2006.

The Company recorded the note at $ 87,135 net of unamortized discount of $ 1,212,865.

The Company computed the beneficial conversion liability of $ 654,741 and warrant liability of $ 720,224 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $ 1,374,965.

The Company prepaid lender attorney fees and broker commission of $ 180,000. The Company has amortized $ 15,000 in the accompanying financials and the balance of $ 165,000 has been reflected as prepaid expenses.

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

WE PAY A SUBSTANTIAL SALARY TO OUR CHIEF EXECUTIVE OFFICER AND TREASURER.

Chandana Basu, our Chief Executive Officer and Treasurer, receives a substantial amount of $50,000 per month (or $600,000 per year) for her services, which includes approximately $5,000 of salary and a minimum bonus of $45,000 each month (accrues if not paid). The amount of salary that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit, and increases the possibility that the Company be forced to curtail or abandon its business plan in the future if the Company fails to raise additional capital.

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

A SUBSTANTIAL AMOUNT OF OUR REVENUES COME FROM FOUR MAIN CLIENTS.

The six major customers of the Company provided $ 201,549 or 79% of the revenues of the Company for the three month period ended September 30, 2006.. If the Company were to lose any or all of these four clients, it would have a materially adverse effect on the Company's revenue, and if the Company is unable to gain a new large client to take its place, of a sufficient number of smaller clients to take the place of the major client or clients who are lost, the Company could be forced to abandon or curtail its business plan.

ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of September 30, 2006 the Company has accumulated deficit amounting to $ 4,778,627, net loss amounting $ 1,104,622, working capital deficit amounting to $3,300,166. and net cash used in operations of $ 887,675. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

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

IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	increased competition; and
(4)	conditions and trends in the medical billing industry.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is The Company is currently plaintiff to one arbitration and one law suit . The Company filed claims for non payment of fees by former clients. Clients diverted funds billed by company and did not pay Billing fees. As of filing this report, three out of four disputes other than the two matters where the Company is plaintiff have been settled.

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. (“New Horizon”) initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. HBSGI, et al. The complaint raises a claim for breach of contract against the Company. The complaint alleges that the Company failed to remit sums due to New Horizon. On April 8, 2005, the court dismissed the action and referred it to arbitration. The Company filed arbitration against Nimish Shah and New Horizon Medical Clinic for unpaid fees and damages due to the violation of the agreement. Since May 2005, there have been a number of telephonic conferences held with the assigned arbitrator. Each of these calls has focused on the voluntary exchange of insurance payment records by the parties. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys’ fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually receivedfrom the Company.

New Horizon contends that the there are amounts in controversy of around $ 1,000,000. The Company has denied the allegations. The matter is in its initial stages. Healthcare contends that it does not hold or owe any money to defendant and has made counter claim. Hearing on this is suspended due to non payment.

2. On July 11, 2002, Plaintiff Kamran Ghadimi initiated a lawsuit against HBSGI and others in the Superior Court of California, County of San Bernardino, Case No. RCV 064904, styled Karman Ghadimi v. Chandana Basu, et al.

The complaint alleges that HBSGI, its president and certain affiliated companies, improperly withheld approx. $ 400,000 from Ghadimi. The complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney’s fees. HBSGI refutes Ghadimi’s claim and denied the allegations and filed counter claim. Company settled this dispute on May 17, 2006 for an amount of $95,000. $50,000 paid on May 17, 2006 and we have been paying $5,000 per month. As of September 30, 2006 the Company owes $25,000 which has bee accrued.

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

HBSGI refuted Soloniuk’s claims and filed a counter claim.

In a decision dated April 5, 2006, the arbitrator awarded HBSGI nothing against Soloniuk. The arbitrator further awarded Soloniuk $ 275,000 against the HBSGI as well as interest accruing from June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered HBSGI to reimburse Soloniuk costs in the amount of $ 1,875.

The Company filed motion to vacate this judgment. This motion was denied; however, the Company is challenging the decision on other grounds. Specifically, the Company argues that of this $275,000, $210,000 was already paid to Soloniuk since November 4, 2002, last date of payment were considered by arbitrator and therefore the judgment should be reduced accordingly. The Company can provide no assurances that it will be successful in this argument.

4. On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Group, Inc., d/b/a/ Peacock Healthcare. This entity is unrelated to HBSGI. Accordingly, we never received notice of this action or judgment nor have we paid any money with respect to such default judgment. The default judgment relates to a contract for billing services between Healthcare and Dr. Tariq entered into in 1996. After termination of the contract, Dr. Tariq requested an accounting of the amounts collected from his patients by Healthcare in connection with the billing services. In July 1999, Healthcare sent an accounting to Dr. Tariq in the amount of $275,355 collected, $42,512 charged by Healthcare as its fee, and $222,298 paid to Dr. Tariq. Tariq diverted the rest of the collection from Healthcare billing and did not pay Healthcare fees. Although Healthcare has not taken legal steps to defend itself against the default judgment, Healthcare claims to have not received proper notice from Dr. Tariq of the civil action and default judgment.

Kamran Ghadimi bought the Tariq judgment in April 28, 2006 and pursuing collection in California. Healthcare now attacked the complaint on the basis of improper service, misconducts committed by Tariq and interlocutory judgment was not final and filed answer to the original complaints and filed claims for fees and damages and seeking a new trial in Texas. Hearing for interlocutory judgment is set for Friday Oct 13, 2006. Healthcare filed motion to vacate the sister state judgment in California on the grounds of defective service and misconducts by Tariq. Hearing in California is not set as of this date

This matter was settled on November 8, 2006 for $185,000. The Company paid $15,000 as of September 30, 2006, $110,000 to be paid on or before February 7, 2007 and $3,000 per month for 60 months starting January 1st, 2007.

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

ITEM 2. CHANGES IN SECURITIES

The Company increased its authorized capital to 750,000,000 shares from 50,000,000 shares of common stock $0.001 par value as of September 30, 2006.

During the nine month period ended September 30, 2006, the Company issued 300 shares to consultants for services rendered. The Company recorded expense in the books based on the market value of the shares on the date of issuance of shares to the consultants.

The Company recorded $ 33,750 as officer compensation for 750,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the market rate.

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

* Filed Herein.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Business Services Group, Inc.

Dated: November 22, 2006

By: /s/ Chandana Basu

Chandana Basu,

Chief Executive Officer and

Principal Financial Officer