Form 10KSB/A
period 2005-12-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2006-12-05
CIK 1192069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the most recent fiscal year ended December 31, 2005 were $1,565,262.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 11, 2006, was approximately $2,207,410.

As of April 11, 2006 the issuer had 33,960,150 shares of common stock, $.001 par value per share outstanding (“Common Stock”).

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes ☐	No ☒

HEALTHCARE BUSINESS SERVICES GROUPS, INC.

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this “Form 10KSB”), including statements under “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis”, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, or “anticipates”, or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Healthcare Business Services Groups, Inc. (the Company”, “we”, “us” or “our”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2005.

BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on May 2, 2000, as Winfield Capital Group, Inc. On June 6, 2001, the Company filed a Certificate of Amendment to its Articles of Incorporation to affect a name change to “Winfield Financial Group, Inc.” On April 23, 2004, the Company acquired 100% of the equity interest of Healthcare Business Services Groups, Inc. (“Healthcare”). As part of the same transaction, the Company acquired 100% of the equity interest of AutoMed Software Corp. (“AutoMed”) and Silver Shadow Properties, LLC (“Silver Shadow”) on May 7, 2004. Prior to the Acquisition (defined below), the Company was a business broker, primarily representing sellers and offering its clients’ businesses for sale. As a result of the acquisition, the Company changed its business focus to medical billing. On January 7, 2005, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State and changed its name to “Healthcare Business Services Groups, Inc.”

On April 23, 2004, the Company acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation (“Healthcare”). As part of the same transaction on May 7, 2004, the Company acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation (“AutoMed”), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company (“Silver Shadow”). The transactions are collectively referred to herein as the “Acquisition.” The Company acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Company’s Common Stock. As a result of the Acquisition, the Company has changed its business focus. The term “Company” shall include a reference to Healthcare Business Services Groups, Inc. (the “Company”),

During the year, Company sold the Silver Shadow Properties, LLC along with it’s asset bare land which company acquired through acquisition from Ms Basu, with a value of $390,000. Ms Basu held a note of $140,000 on the land. Company incurred $98,137 expenses through the end of the period towards the engineering and city fees. The loan associated with the land for $250,000 was due on November of 2005. Lender made demand for payoff and threatened to foreclose the property. The company was unable to refinance due to the facts that it was in multiple law suits. Then company appraised the land for $750,000 and sold to Ms Basu for this amount. Ms Basu took over the note of $250,000 and by settling her note payable to Ms Basu of $225,637 and in addition, writing a promissory note payable to the Company of $261,863. Total monetary value received by the Company was $750,000. The Company recorded the difference between the assets received from Ms. Basu of $750,000 and the carrying amounts of $488,137 as capital contribution in the amount of $261,863. Ms Basu took responsibility of interest amount of $12,500 and unpaid outstanding bills for city fees and engineering for the amount of $45,000.

On June 21, 2004, the Company entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Company) and Linda Burley (former Director and Secretary of the Company) whereby the Company agreed to transfer certain assets owned by the Company immediately prior to the change in control in consideration for Mr. and Mrs. Burley’s cancellation of an aggregate of 2,640,000 of their shares of the Company’s common stock. The Company transferred the following assets to Mr. and Mrs. Burley: (i) the right to the name “Winfield Financial Group, Inc.” and (ii) any contracts, agreements, rights or other intangible property that related to the Company’s business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Company’s financial statements. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley’s Common Stock, there were 29,774,650 shares of the Company’s Common Stock outstanding. As a result of these transactions, control of the Company shifted to Ms. Basu. Ms. Basu currently owns 25,750,000 shares (or approximately 81.00%) out of 33,960,150 shares of the Company’s issued and outstanding Common Stock.

DESCRIPTION OF THE COMPANY’S FORMER BUSINESS OPERATIONS

Prior to the Acquisition of Healthcare, AutoMed, and Silver Shadow (described above), the Company operated as a business broker, primarily representing sellers and offering its clients’ businesses for sale. The Company limited its business to asset sale transactions and not transactions in which businesses are sold through the sale of stock.

DESCRIPTION OF THE COMPANY’S CURRENT BUSINESS OPERATIONS

As a result of the Acquisition, discussed above, the Company operates as a medical billing service provider which attempts to assist various health care providers to enhance their billing functions. The Company has a diversified market base with customers in Texas, California, Florida, New York and Washington. The Company has developed a proprietary medical billing software system named AutoMed. The Company has beta tested AutoMed, is currently using AutoMed in-house for its billing service operations, and plans to market AutoMed commercially in 2006. The Company expects that after AutoMed is launched, the Company’s revenues will grow over the next three to five years, as the Company extends its billing model into the technology era, however, the Company can give no assurances that it will see increases in revenue, when AutoMed is launched, if ever.

The Company, through a reimbursement account bills and collects on medical billings. The Company retains a percentage of the collection as a fee, typically 10%, and remits the balance to the client.

DESCRIPTION OF THE COMPANY’S PRINCIPAL PRODUCTS AND SERVICES

The Company is a medical reimbursement consulting firm dedicated to helping medical practices become more efficient and save money by allowing them to out-source their insurance processing and medical billing functions. The Company currently provides medical billing services (“Medical Billing”) to various health care providers within the United States. The Company is in the process of entering into another new line of business: the research, development and marketing of its proprietary medical billing software (“AutoMed”).

The Company’s traditional core competency is Medical Billing. The Company conducts the Medical Billing line of business through its Delaware subsidiary, Healthcare Business Services Groups, Inc. With Medical Billing, the Company has a successful track record of assisting various health care providers to successfully enhance their billing function. The Company also continues to increase relationships with physicians and medical specialty practices around the country to provide its Medical Billing services. The Company believes that the automated medical billing software business will provide higher margins to the Company’s overall business operations.

COMPETITIVE BUSINESS CONDITIONS

MEDICAL BILLING

Due to today’s extremely competitive healthcare industry, many healthcare providers are outsourcing their billing operations. Medical billing services exist to help healthcare providers better manage their medical practices. These services relieve medical professionals of tedious detail work, but rarely do they offer a means to substantially maximize the medical practice’s bottom line.

Medical billing companies generally gather patient information and billing details from a physician or clinic and submit these details to insurance carriers for payment. A billing company may also submit statements to a patient for payment of the patient’s portion. The Company distinguishes itself from thousands of other billing agencies in the industry as a customized billing agency and a “one-stop shopping” service for all medical practice administrative functions. The Company considers its medical billing service to be the key to its clients getting paid efficiently and quickly by private and government administered insurance companies.

The Company provides a customized medical billing service that can be fine tuned to any medical practice or specialty. The Company provides a wide range of billing services including:

•	Delinquent account management
•	Surgery center setup and management
•	Assessment of practice cash flow
•	Practice management
•	Health Maintenance Organization (HMO), Preferred Provider Organization
•	(PPO) and capitation contract management
•	Business Auditing

The medical billing business is labor intensive; however, the Company believes that its clients collect more revenue than they otherwise would collect without the Company’s services. Due to this benefit to its clients, Healthcare has experienced continued growth since its inception in 1990. By outsourcing the medical billing function, the Company believes that its clients have been able to maximize their return from insurance carriers, and to allocate their office staff capacity to more crucial tasks.

Electronic submission of insurance claims provides cost savings and decreases in payment time over traditional paper based submissions. These factors have made electronic submission much more appealing to clients and have sparked a growing demand. Potential users of electronic submission include family practice, internal medicine, surgeons, psychologists, chiropractors, physical therapists, podiatrists, specialists, ambulance services, medical laboratories, ambulatory surgery centers and hospitals. In order to service this growing demand, the Company has developed AutoMed (discussed below) which it has installed, and is currently beta testing, with few of its existing Medical Billing clients.

AUTOMED

The Company initially designed AutoMed to satisfy its custom medical billing needs. The Company began implementing AutoMed in the Company’s Medical Billing line of business in July 2003. The Company has been using AutoMed since October 2003 for all new medical billing. The Company intends to use AutoMed for other aspects of medical office management as well, as discussed below. The Company is currently beta testing certain aspects of AutoMed at existing medical billing clients and developing certain other aspects of AutoMed.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

The Company has approximately 12 customers throughout the United States.

NEED FOR GOVERNMENTAL APPROVAL AND THE EFFECTS OF REGULATIONS

The Company offers medical business services which are subject to the compliance requirements of the Health Insurance Portability and Accountability Act (“HIPPA”) and the billing guidelines of the Health Care Financing Administration (“HCFA”). As a result, Medical Billing and AutoMed are subject to government regulation and government approval.

RESEARCH & DEVELOPMENT OVER THE PAST TWO YEARS

The Company has spent less than 10% of its time during the last two years on research and development. The Company has generated a predominate portion of its business through word of mouth.

EMPLOYEES

The Company has a total of 13 full-time employees, none of which are members of any union in connection with the Company’s operations. The Company may hire four to five employees in the next twelve months, if the need for additional employees arises.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company currently leases office space in Upland, California;. The Upland lease is being extended through November 2006. The Company pays $3,337 per month for 3,800 square feet of office space in Upland, California.

ITEM 3.	LEGAL PROCEEDINGS

The Company is defendant in multiple lawsuits initiated either by the company or former clients of the Company. The complaints allege that the Company and its officers improperly withheld monies from the clients. The complaints allege, among others, claims for breach of contract and breach of fiduciary duty. The plaintiffs seek compensatory and punitive damages, prejudgment interest, costs and attorney fees. The parties have conducted discovery and permission to take additional discovery is being sought.

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. (“New Horizon”) initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. HBSGI, et al. The complaint raises a claim for breach of contract against the Company. The complaint alleges that the Company failed to remit sums due to New Horizon. On April 8, 2005, the court dismissed the action and referred it to arbitration. The Company filed claims against New Horizon Medical Center and Nimish Shah for non payment of billing fees. Since May 2005, there have been a number of telephonic conferences held with the assigned arbitrator. Each of these calls has focused on the voluntary exchange of insurance payment records by the parties. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys’ fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. The arbitrator has suspended this case for non payment of arbitration fees.

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

The complaint alleges that HBSGI, its president and certain affiliated companies, improperly withheld approx. $ 400,000 from Ghadimi. The complaint alleges, among others, claims for breach of contract and breach of fiduciary duty. Plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney’s fees. HBSGI refutes Ghadimi’s claim and denied the allegations and filed counter claim. Company settled this dispute on May 17, 2006 for an amount of $95,000. $50,000 paid on May 17, 2006 and we have been paying $5,000 per month and will pay off by February 15, 2007.

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

The Company filed motion to vacate this judgment. This motion was denied; however, the Company is challenging the decision on other grounds. Specifically, the Company argues that of this $275,000, $223,108.11 (payment to Solonuik and refunds) was already paid to Soloniuk since November 4, 2002, last date of payment were considered by arbitrator and therefore the judgment should be reduced accordingly. The Company can provide no assurances that it will be successful in this argument.

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

Kamran Ghadimi bought Tariq judgment in April 28, 2006 and pursuing collection in California. Healthcare now attacked the complaint on the basis of improper service, misconducts committed by Tariq and interlocutory judgment was not final and filed answer to the original complaints and filed claims for fees and damages and seeking a new trial in Texas. Hearing for interlocutory judgment is set for Friday Oct 13, 2006. Healthcare filed motion to vacate the sister state judgment in California on the grounds of defective service and misconducts by Tariq. Hearing in California is not set as of this date

This matter was settled on November 8, 2006 by paying $15,000, $110,000 to be paid on or before February 7, 2007 and $3,000 per month for 60 months starting January 1st, 2007.

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

On November 12, 2004 the majority shareholder of the Company (“Majority Shareholder”) pursuant to a written consent to action without meeting, voted to repeal the Company’s current Bylaws and to adopt amended Bylaws to take its place. The action was approved by 25,150,000 shares, which at that time represented 81.5% of the Company’s outstanding Common Stock, which were voted solely by the Company’s Majority Shareholder.

On November 12, 2004, the Majority Shareholder pursuant to a written consent to action without a meeting of the shareholders, voted to remove Dr. Thomas Guthrie as a director of the Company and to appoint Chandana Basu as a Director of the Company to fill the vacancy left on the board.

On January 7, 2005, the Majority Shareholder pursuant to a written consent to action without a meeting of the shareholders, instructed the officers to take whatever action necessary to amend the Company’s Articles of Incorporation to reflect a name change to “Healthcare Business Services Groups, Inc.”

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

“Bid” and “asked” offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. below are the high and low bid prices for the Company’s Common Stock for the past two (2) fiscal years. Prior to January 12, 2005, the Company’s trading symbol was “WFLD,” however in connection with the Company’s change in business focus and name change, the Company’s securities began trading under the symbol “HBSV,” on January 12, 2005.

The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	BID PRICES
QUARTER ENDED	HIGH	LOW
December 31, 2005	0.20	0.17
September 30, 2005	0.13	0.11
June 30, 2005	0.15	0.11
March 31, 2005	0.07	0.06

There were 71 holders of record of the common stock as of April 11, 2006. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company’s common stock is considered a “penny stock” as defined in the Commission’s rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission’s rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company’s shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account. As a result of the penny stock rules the market liquidity for the Company’s securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED RESTRICTED SECURITIES

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

In December 2004, the Company issued an aggregate of 665,500 shares of the Company’s restricted Common Stock to Twenty-Eight (28) in consideration for general business and consulting services provided to the Company. The Company claims an exemption from registration for these issuances afforded by Rule 506 of the Securities Act of 1933.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Risk Factors” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations” and

elsewhere in this report. The following discussion and analysis should be read in conjunction with “Selected Financial Data” and the Company’s financial statements and notes thereto included elsewhere in this report.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

The Company’s revenues decreased $102,020, to $1,565,262 for the year ended December 31, 2005, compared to $1,667,282 for the year ended December 31, 2004. This decrease was mainly attributable to decrease in the collections from the Customers and loss of some customers.

The total operating expenses decreased by $ 1,193,500 to $2,744,682 for the year ended December 31, 2005, compared to $3,938,182 for the year ended December 31, 2004. This decrease consisted of a decrease of general and administrative expenses of $ 732,023, to $1,758,137 from $2,490,160 - due to reduction in costs associated with going public. The Company expects the general and administrative expenses in future to be comparable to year 2005., an increase in officer compensation of $ 220,500, to $670,500 from $450,000 for the previous year - The increase was due to the fact that officer was appointed in April 2004. So for the year 2004, expenses are for nine months while expenses for the year 2005 covers entire year. The Company expects the officer compensation on future to be comparable to year 2005.

An increase in depreciation and amortization expense of $26,489, to $101,347 from $74,858 - The increase was due to the fact that the amortization of software development cost started from July 1, 2004. The Company expects depreciation and amortization to be lower compared to year 2005 since the assets have been sold during the year 2005 and a decrease in consulting fees of $ 708,466, to $214,698 for the year ended December 31, 2005, from $923,164 the decrease was due to reduction in costs associated with the company going public. The Company paid consultants in helping them in going public. The Company expects these costs to go down in future for the year ended December 31, 2004. We had a loss from operations of $ 1,179,420 for the year ended December 31, 2005, compared to a loss from operations of $2,270,900 for the year ended December 31, 2004. The decrease in a loss from operations was due mainly to the decrease in general and administrative expenses and consulting fees.

We had a net increase in interest expense of $16,525 to $80,559 for the year ended December 31, 2005, from $64,034 for the year ended December 31, 2004. We had no beneficial conversion feature expense for the year ended December 31, 2005, compared to $83,333 for the year ended December 31, 2004.

We had a loss before taxes of $1,233,897 for the year ended December 31, 2005 as compared to $2,418,267 for the year ended December 31, 2004.

We had provision of income taxes of $2,400 for the years ended December 31, 2005 and 2004.

We had a net loss of $1,236,297 for the year ended December 31, 2005 as compared to net loss of 2,420,667 for the year ended December 31, 2004. The decrease in net loss was mainly attributable to our decrease in operating expenses and reduction in consulting expenses paid through issuance of stock.

LIQUIDITY AND CAPITAL RESOURCES

We have had $ 136,368 in current assets and a working capital deficiency of $2,607,712 as of June 30, 2006. We had total assets of $272,640 as of June 30, 2006, which consisted of $136,368 of cash, $50,476 of property and equipment, $82,146 of intangible assets from our website technology costs, and $3,650 of deposits.

We had total current liabilities of $2,744,080 as of June 30, 2006, consisting of accounts payable and accrued expenses of $1,483,592, litigation accrual of $620,747, line of credit of $102,618, derivative liability of and note payable to third parties of $447,287.

We have two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO. We have borrowed $26,867 and $75,751 from the credit lines as of June 30, 2006.

In connection with a consulting agreement, we paid $400,000 for financial and business advisory services of which $150,000 was paid in cash and signed a convertible promissory note of $250,000 at 4%per year. Company accrued $15,000 in interest during the periods. In August 2005, we entered into a settlement agreement for the payment of the note by paying installment payment of $100,000 in cash and issuance of 1,500,000 of our restricted shares. We valued the shares based on the market value of the shares on agreement date. Company recorded a gain of $-------. As of June 30, 2006 the note had been paid in full.

Net cash used in operating activities was $ 141,989 during the six months ended June 30, 2006, as compared to net cash used in operating activities of $709,495 during the same period in 2005.

There was no investing activity during the six months ended June 30, 2006 as compared to net cash used in investing activities of $ 40,831 during the same period in 2005.

Net cash used in financing activities was $73,948 during the six months ended June 30, 2006, as compared to net cash provided by financing activities of $506,722 for the same period in 2005.

We do not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we are unable to raise such additional financing, it would have a materially adverse effect upon our ability to implement its business plan and may cause us to curtail or scale back its current operations.

We had total assets of $502,534 as of December 31, 2005, which included total current assets of $307,581, consisting of cash and cash equivalents of $303,123 and due from officer of $4,458; net property and equipment of $63,999, consisting of office and computer equipment of $124,966 and furniture and fixtures of $89,869, less accumulated depreciation of $150,836; intangible asset, consisting of our website technology costs of $127,304; and deposits of $3,650.

We had total liabilities of $2,655,838, as of December 31, 2005, all consisting of current liabilities, which included accounts payable and accrued expenses of $1,266,994, accrued officer compensation of $996, litigation accrual of $675,747 in connection with our pending legal proceedings, line of credit of $113,692, notes payable of $ 453,661, derivative liability of $ 88,248 and due on settlement of loan of $ 56,500.

We had negative working capital of $2,348,257 and an accumulated deficit of $3,674,005, as of December 31, 2005.

We had net cash used in operating activities of $ 212,807, for the year ended December 31, 2005, consisting of net loss of ($ 1,236,297), depreciation and amortization adjustment of $101,347, adjustment for issuance of shares for service of $65,644, gain of $ 26,082 on litigation settlement, reversal of option expense of $ 54,965, issuance of shares for compensation of $70,500, , decrease in other assets of $685, and increase in current liabilities of $ 866,361.

We had net cash used in investing activities of $ 21,512, consisting solely of acquisition of property and equipment of $21,512, for the year ended December 31, 2005.

We had net cash provided by financing activities of $293,838 for the year ended December 31, 2005, consisting of proceeds from note payable of $333,463, payment of notes payable of $43,500 and proceeds from line of credit of $13,357, payment of capital lease obligation of $10,024 and issuance of shares for cash for $5,000.

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

In April 2004, the Company entered in to a consulting agreement and paid $150,000 cash and signed a $250,000 convertible note payable for financial and business advisory services with GoPublicToday.com. The note bears interest at 4% per year and was due in April 2005. The Company failed to pay the outstanding balance before April 2005 and as a result the note is convertible at 50% of the market price of the Company’s common stock when converted, however the note holder has notified the Company that it does not want to convert the note into shares of the Company’s Common Stock, but would like to be paid the entire amount of the defaulted note.

During the period, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company valued the shares based on the market value of the shares on agreement date. The Company paid $ 43,500 in cash during the period. The Company recorded gain of $ 26,082 on settlement of the note. As of December 31, 2005 the outstanding balance on cash portion of settlement was $ 56,500

In November 2004, the Company entered into a convertible promissory note with Falguni Patel, MD. The Company received $350,000 from Mrs. Patel in connection with the convertible promissory note. The note is due on November 23, 2006 and bears interest at the rate of 12% per year. The note is convertible into shares of the Company’s Common Stock at the rate of $1.00 per shares and in the case of an event of default can be converted at the rate of 50% of the market value, with the conversion price of the note not to exceed $0.50 per share when in default. The payment of the note is guaranteed by the Company and Chandana Basu, who provided Mrs. Patel a security interest in all of the issued and outstanding Common Stock of the Company held by Ms. Basu.

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

The Company has an unsecured term loan of $78,414, with the outstanding principal and interest, earning 9.5% interest per year, received February 2004 and due January 31, 2005, an equipment loan of $35,271, received May 2003, with interest and principal due April 2008, which is unsecured and earns interest at the rate of 14% per year.

RISK FACTORS

WE NEED A SUBSTANTIAL AMOUNT OF ADDITIONAL FINANCING.

In addition to its continued medical billing operation, the Company has planned to begin marketing AutoMed. The Company does not believe that it can satisfy the current cash requirements for Medical Billing, if the Company maintains its operations as they are currently. The Company needs to raise $4 to $5 million of additional financing to implement its business plan with respect to billing operation and software AutoMed.

The Company anticipates the need for approximately $3 to $5 million dollars of financing for development and marketing its software. The Company intends to raise the additional capital in one or more private placements. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, or accepts financing on unfavorable terms to the Company, it could have a materially adverse effect upon the Company’s ability to implement its business plan with respect to AutoMed, and may force the Company to curtail or scale back its current Medical Billing operations.

WE PAY A SUBSTANTIAL SALARY TO OUR CHIEF EXECUTIVE OFFICER AND TREASURER.

Chandana Basu, our Chief Executive Officer and Treasurer, receives the substantial amount of $50,000 per month (or $600,000 per year) for her services, which includes approximately $5,000 of salary and a minimum bonus of $45,000 which accrues if not paid each month. Ms. Basu also serves as the Chief Executive Officer and President of AutoMed. The Company does have an employment agreement with Ms. Basu; however, the Company expects to continue to pay Ms. Basu such salary or more for the foreseeable future. The amount of salary that Ms. Basu receives relative to the Company’s revenue and other expenses reduces the likelihood that the Company will make a profit, and increases the possibility that the Company be forced to curtail or abandon its business plan in the future if the Company fails to raise additional capital.

WE MAY NOT BE ABLE TO COMPLETE THE DEVELOPMENT OF AUTOMED AS A STAND-ALONE, COMMERCIALLY VIABLE PRODUCT.

The Company is currently developing additional features for AutoMed with the intent that the AutoMed software package will be used for medical office management. The Company intends to make the AutoMed software applications available based on what the Company calls “one-stop shopping.” The Company intends for a medical practice to be able to customize AutoMed based on the particular needs of each medical specialization, office or hospital. The Company is currently using AutoMed to perform the medical billing function for some of its existing Medical Billing clients. Further development will be required before AutoMed is commercially viable as a stand-alone product for its intended use for medical office management. There is no assurance that the Company will complete the development. In the event that the Company does not complete the development of AutoMed as a stand-alone, commercially viable product, the Company will not generate revenue from AutoMed unless the Company charges an additional fee for AutoMed in connection with Medical Billing. The failure to develop AutoMed would have a materially adverse effect on the Company’s potential for future revenues and as a result, the value of the Company’s securities would likely decrease in value.

A SUBSTANTIAL AMOUNT OF OUR REVENUES COME FROM SIX MAIN CLIENTS.

For the year ended December 31, 2005, the Company received approximately 70% of its revenue, or $1,095,683, from six major clients. For the year ended December 31, 2004, the Company received approximately 56% of its revenue, or $ 1,009,438, from two major clients. If the Company were to lose any or all of these three clients, it would have a materially adverse effect on the Company’s revenue, and if the Company is unable to gain a new large client to take its place, of a sufficient number of smaller clients to take the place of the major client or clients who are lost, the Company could be forced to abandon or curtail its business plan.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR AUTOMED IN THE EVENT THAT WE ARE ABLE TO RAISE ENOUGH MONEY TO MARKET AUTOMED.

Assuming that the Company completes development of the AutoMed software as a stand-alone, commercially viable product, the Company plans to market AutoMed as a “one-stop shopping” solution for medical office management. The Company plans to charge $50,000 per installation for a single user and one computer. Currently the Company generates no revenue through AutoMed. The extent to which AutoMed gains acceptance, if any, will depend, in part, on its cost effectiveness and performance as compared to conventional means of office management, as well as known or unknown alternative software packages. If conventional means of office management or alternative software packages are more cost-effective or outperform AutoMed, the demand for AutoMed may be adversely affected. Additionally, the Company anticipates the need for approximately $3 million to begin marketing AutoMed. The failure of the Company to raise an additional $3 to $5 million in financing or AutoMed to achieve and maintain levels of market acceptance would have a material adverse effect on the AutoMed line of business and the Company’s overall business, financial condition and results of operations, and would likely cause the value of the Company’s securities to decrease.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have a working capital deficiency. For the year ending December 31, 2005, we had a loss of $ 1,029,399, a working capital deficiency of $ 2,264,468, stockholders’ deficit of $ 2,065,056, an accumulated deficit of $ 2,925,008 and cash used in operations of $212,807The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

WE MAY FACE POTENTIAL LIABILITY IN CONNECTION WITH PENDING LEGAL PROCEEDINGS AND ARBITRATION PROCEEDINGS WHICH HAVE BEEN BROUGHT AGAINST THE COMPANY.

In November 2004, the Company entered into a convertible promissory note with Falguni Patel, MD. The Company received $350,000 in connection with the promissory note, which bears interest at the rate of 12% per year and is convertible at $1.00 per share into shares of the Company’s Common Stock. The promissory note is also personally secured by Ms. Basu by all assets and the Common Stock held by our chief Executive Officer. If we are unable to pay the interest which accrues on the promissory note, or we default on the note, we could be forced to curtail or abandon our business operations. Additionally, if the Company were to default on the promissory note, Mrs. Patel could take voting control of the Company, since the promissory note is secured by the shares of Common Stock held by our Chief Executive Officer, Chandana Basu, who currently holds majority voting control of the Company. If Mrs. Patel were able to gain majority control of the Company she could make changes in the

Company’s Directors and officers and/or take the Company in a different business direction, agree to sell the assets of the Company, or effect a merger, which may make any investment in the Company worthless.

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

Going Concern.

As shown in the accompanying consolidated financial statements, The Company had a loss of $ 1,029,399, a working capital deficiency of $ 2,264,468, stockholders’ deficit of $ 2,065,056, an accumulated deficit of $ 2,925,008 and cash used in operations of $212,807. as of December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. However, there is no assurance, that the Company will be successful in meeting its goals and objectives in the future.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

ITEM 7.	FINANCIAL STATEMENTS

HEALTHCARE BUSINESS SERVICES GROUPS INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

HEALTHCARE BUSINESS SERVICES GROUPS INC.

AND SUBSIDIARIES

(formerly known as Winfield Financial Group, Inc.)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES	6 - 15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:

Healthcare Business Services Groups Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Healthcare Business Services Groups Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 13 to the consolidated financial statements, the Company had a loss of $ 1,236,297, a working capital deficit of $ 2,348,257, stockholders’ deficit of $ 2,153,304, an accumulated deficit of $ 3,674,005 and cash used in operations of $ 212,807. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16, the financial statements for the years ended December 31, 2005 and 2004 have been restated.

/s/ Kabani & Company

Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

March 24, 2006 except for note 3, 7, 8, 9, 11, 13, 15, 16 & 17 which are as of October 19, 2006

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

UNAUDITED

RESTATED
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$87,186
Advances to vendors	49,182
Total current assets	136,368

PROPERTY AND EQUIPMENT, net	50,476

INTANGIBLE ASSET, net
Website technology costs, net	82,146

DEPOSITS	3,650
$272,640

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,483,592
Accrued officer compensation	38,841
Litigation accrual	620,747
Lines of credit	102,618
Derivative liability	50,995
Notes payable	447,287
Total current liabilities	2,744,080

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; Authorized shares 5,000,000,
none issued and outstanding	—
Common stock, $0.001 par value; Authorized shares 750,000,000,
33,960,450 shares issued and outstanding	33,960
Additional paid in capital	1,509,864
Prepaid Consulting	(14,111)
Shares to be issued	54,750
Accumulated deficit	(4,055,903)
Total stockholders’ deficit	(2,471,440)
$272,640

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three month periods ended		For the six month periods ended
	June 30		June 30
	2006	2005	2006	2005
	RESTATED	RESTATED	RESTATED	RESTATED
Net revenues	$330,808	$360,641	$645,617	$726,830

Operating expenses
General and administrative expenses	264,222	399,926	611,760	827,956
Officer Compensation	160,000	150,000	326,250	300,000
Depreciation and amortization	39,074	27,057	58,681	55,173
Total operating expenses	463,296	576,983	996,691	1,183,129

Loss from Operations	(132,488)	(216,342)	(351,074)	(456,299)

Other income (expenses):
Other income (expenses) - Interest expense	(11,369)	(30,318)	(29,124)	(52,232)

Provision for income taxes	—	—	1,700	2,400

Net loss	$(143,857)	$(246,660)	$(381,898)	$(510,931)

Basic & diluted net income (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic & diluted weighted average number of
common stock outstanding	33,960,197	31,040,150	33,960,176	49,118,359

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six month periods ended
	June 30
	2006	2005
	RESTATED	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(381,898)	$(510,931)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	58,681	55,173
Issuance of shares for service	12	19,000
Shares to be issued for compensation	26,250	—
Option income	(37,253)	(29,419)
Amortization of shares issued for consulting expense	37,500	—
(Increase) decrease in current assets:
Receivables	4,458	(15,155)
Other assets	(49,182)	(896)
Increase in current liabilities:
Accounts payable and accrued expenses	254,443	(227,267)
Litigation accrual	(55,000)	—
Net cash used in operating activities	(141,989)	(709,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	—	(40,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	490,425
Payment of notes payable	(62,874)	—
Proceeds (payment) on line of credit	(11,074)	16,297
Net cash provided by (used in) financing activities	(73,948)	506,722

NET (DECREASE) IN CASH & CASH EQUIVALENTS	(215,937)	(243,604)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	303,123	243,604

CASH & CASH EQUIVALENTS, ENDING BALANCE	$87,186	$—

Supplementary Information:
Cash paid during the year for:
Interest	$5,122	$13,928
Income taxes	$1,700	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

ORGANIZATION - RESTATED

(A) Organization and Nature of Business

Healthcare Business Services Groups Inc. (herein referred to as “Healthcare” or “Company” formerly known as Winfield Financial Group, Inc.) ("Winfield") was formed in Delaware in December 1994. On April 23, 2004, Winfield acquired 100% of the issued and outstanding shares of Healthcare, a Delaware corporation. As part of the same transaction on May 7, 2004, Winfield acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed" a software development company), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow" a property development company owned by Chandana Basu owned a bare land). The transactions are collectively referred to herein as the "Acquisition." As a result of the Acquisition, Winfield acquired 100% of three corporations.

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

The merger of the Company with Healthcare Business Services Groups Inc., has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Healthcare Business Services Groups Inc. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the Healthcare Business Services Groups Inc., with Healthcare Business Services Groups Inc. being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the year ended December 31, 2005 include Healthcare Business Services Groups Inc., and the Company, while the historical results for the year ended December 31, 2004 are for Healthcare Business Services Groups Inc.

Healthcare is a medical billing service provider that for over fifteen years has assisted various health care providers to successfully enhance their billing function. Healthcare has a diversified market base with offices in Providence, Rhode Island; and Upland, California During the year, due to the threat of foreclosere the Company sold the real estate with Silver Shadow Properties, LLC with historical cost of $ 488,137 and the loan associated with the real estate for $ 250,000 to the officer of the company. Officer took responsibility of the interest amount due of $12,500 and outstanding engineering and other bills of $55,000.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the year ended December 31, 2005 include Healthcare Business Services Groups Inc. and the Company, while the historical results for the year ended December 31, 2004 are for Healthcare Business Services Groups Inc.

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

(E)Prepaid Consulting

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

(G) Software development Costs

The Company complied with Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as accounting policy for internally developed computer software costs. Under SOP 98-1, we capitalized software development costs incurred during the application development stage.

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

(H) Impairment of Long-Lived Assets

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

Healthcare is a medical billing service provider and has a new line of software to service medical office management and billing.

There has been very insignificant activity in software line of business.

(O) Comprehensive Income

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

(Q) New Accounting Pronouncements

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

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

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The company is in the process of evaluating the effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s first quarter of fiscal 2006. The company is still in the process of determining the effect of the Statement on the financials.

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

Winfield acquired Healthcare, AutoMed, and Silver Shadow from the sole owner, in exchange for 25,150,000 newly issued treasury shares of Winfield's common stock. Immediately after these transactions, there were 31,414,650 shares of Winfield's common stock outstanding. As a result, control of Winfield shifted to the sole owner who owned approximately 80.0% of Winfield's common stock immediately after the Acquisition. On January 7, 2005, the Company changed its name to Healthcare. Due to cancellations and additional issuances, the sole owner of the companies in acquisition currently owns 25,750,000 shares out of 33,960,150 shares of common stock of Winfield (or approximately 76%).

The Company has $4,458 due from officer of the Company. This amount is unsecured, non-interest bearing and due on demand.

NOTE 3      PROPERTY AND EQUIPMENT - RESTATED

Property and equipment at December 31, 2005 consisted of the following:

Office and computer equipment	$124,966
Furniture and fixtures	89,869
214,835
Less accumulated depreciation	(150,836)
$63,999

In July 2005, due to a threat of foreclosure company sold the land and Silver Shadow Properties, LLC to it’s officer. The Company appraised the land, before it was sold to determine the market value of the property. The book value of the land and construction was $488,137 while the appraised value was $750,000. Ms. Basu, CEO of the Company purchased the land for $750,000 by taking over a note payable of $250,000 secured on the land (payable by the Company) including accrued interest of $12,500 and by settling her note payable to Ms. Basu of $225,637 and in addition, writing a promissory note payable to the Company of $261,863. Total monetary value received by the Company was $750,000. Officer took responsibility of the interest amount of $12,500 and outstanding engineering and city bills of $55,000. The Company recorded the difference between the assets received from Ms. Basu and the carrying amounts of the assets transferred to her as capital contribution in the amount of $261,863.

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

The following is the amortization schedule for next five years:

2005	$12,538
2006	50,152
2007	50,152
2008	14,462
2009	—
Total	$127,304

NOTE 5         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable, accrued expenses and litigation accrual consist of the following:

Trade payable	$86,052
Payable to clients	969,877
Accrued interest	67,781
Income tax payable	7,955
Accrued payroll	23,461
Accrued payroll tax	6,588
Accrued expenses	43,135
Accrued vacation and sick time	11,614
Equipment payable	6,856
Other payable	43,675
Litigation accrual	675,747
Total accounts payable and accrued expenses	$1,942,741

NOTE 6	LINES OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $40,127 and $ 73,565 from the credit lines as of December 31, 2005.

NOTE 7	NOTES PAYABLE - RESTATED

Notes payable are summarized as follows:

2005

Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by equipment	$25,247

Note payable: November 2004 due November 2006; interest only payments of $3,500 monthly; annual interest of 12%; secured by personal guaranty of the CEO and all of the issued and outstanding stock of the Company, convertible at $1.00 per share at the option of the holder.	350,000

Note payable: August 2004 due August 2005; interest only payments of $1,188 monthly; annual interest of 9.5%; unsecured	78,414
453,661
Less current portion	(453,661)
Notes payable, net of current portion	$—

The following is a summary of principal maturities of notes payable:

2006	$453,661
$453,661

The Company recorded interest expense of $ 45,905 and $ 42,794 for the years ended December 31, 2005 and 2004 respectively.

The $ 350,000 convertible note has a embedded put option requiring the derivative treatment pursuant to SFAS 133 Implementation Issue B16 and paragraphs 12 and 13 and 61 (d) of SFAS 133. The embedded put option meets the condition detailed in paragraph 13 (b) of SFAS 133 and has been bifurcated and recorded as a derivative liability. The Company has recorded the option expense of $ 132,744 and $ (44,496) for the periods ending December 31, 2004 and 2005, and corresponding derivative liability of $ 132,744 and $ 88,248 for the $ 350,000 note as of December 31, 2004 and December 31, 2005.

NOTE 8	CONVERTIBLE NOTE PAYABLE FOR SERVICES & DUE ON SETTLEMENT
OF LOAN - RESTATED

In connection with the acquisition, Healthcare agreed to pay $400,000 for financial and business advisory services. At closing $150,000 paid in cash and $250,000 is in the form of a convertible note payable. The note was entered into in April 2004 and was due in April 2005 unless Healthcare received $3,000,000 in funding at which time the note was payable immediately. The note bears interest of 4% and is unsecured.  At maturity the note was in default and was immediately payable. The note and accrued interest are convertible into the Company's common stock at 75% of the market price when converted. If the Company defaults on the note, the note is convertible at 50% of the market price when converted. When the note was issued, the market value of the stock was $0.04. The Company recorded beneficial conversion feature expense of $83,333 associated with the note for the year ended December 31, 2004.

During the period, the Company entered into a separate settlement agreement for the payment of the note by paying $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. Interest was waved by the settlement agreement. The Company valued the shares based on the market value of the shares on agreement date. The Company paid $ 43,500 in cash during the period. The Company recorded gain of $ 26,082 on settlement of the note. As of December 31, 2005 the outstanding balance on cash portion of settlement was $ 56,500.

The $ 250,000 convertible note has a embedded put option requiring the derivative treatment pursuant to SFAS 133 Implementation Issue B16 and paragraphs 12 and 13 and 61 (d) of SFAS 133. The embedded put option meets the condition detailed in paragraph 13 (b) of SFAS 133 and has been bifurcated and recorded as a derivative liability. The Company has recorded the option expense of $ 10,469 and $ (10,469) for the periods ending December 31, 2004 and 2005, and corresponding derivative liability of $ 10,469 and $ 0 for the $ 250,000 note as of December 31, 2004 and December 31, 2005.

NOTE 9	STOCKHOLDERS' DEFICIENCY - RESTATED

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

On July 27, 2004, the Company cancelled 2,640,000 shares of common stock in exchange for right to the name “Winfield Financial Group, Inc.” and the transfer of any contracts, agreements, rights or other intangible property owned by Winfield Financial Group, Inc. (WFLD) that relate to the business operations of WFLD prior to the change in control whether or not accounted for in WFLD’s financial statements. These shares have been included as part of recapitalization on reverse acquisition of the Company.

As part of the acquisition, the Company issued 1,000,000 shares to consultants for the services rendered in the acquisition. The Company has followed the guidance regarding the accounting treatment for the transaction cost of reverse acquisition with the non-operating shell. The Company has recorded consulting expense of $ 398,886 for the 1,000,0000 shares given to the consultant. The value of the shares has been determined based on the market price of shares on date of issuance.

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

During 2005, the Company leased its corporate offices space in Upland, California and in Lincoln, Rhode Island under operating lease agreements. The Upland facility lease calls for a monthly rent of $3,387. The Upland facility’s operating lease expires in November 2006 and has renewal options. The Company closed the Rhode Island offices during the year. Rent expense under operating leases for the year ended December 31, 2005 was $ 48,629.

Future minimum lease payments are as follows:

Year	Amount
2006	$37,257

NOTE 11	INCOME TAXES - RESTATED

Income tax expense (benefit) for the year ended December 31, 2005 is summarized as follows:

2005
Current:
Federal	$—
State	2,400
$2,400
Deferred:
Federal	$345,662
State	98,588
444,250
Valuation allowance	(444,250)
$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31,	December 31,
	2005	2004
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	(40)	(40)
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets:
Net operating loss carry forward	$3,674,000
Total gross deferred tax assets	3,674,000
Less valuation allowance	(3,674,000)
Net deferred tax assets	$—

At December 31, 2005, the Company had net operating loss carry forwards of approximately $3,674,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2020.

NOTE 12	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The six major customers of the Company provided $1,095,683 or 70% of the revenues of the Company for the year ended December 31, 2005. The five major customers of the Company provided $1,009,438 or 56% of the revenues of the Company for the year ended December 31, 2004. There are no accounts receivable from any of the major customers as of December 31, 2005.

NOTE 13	GOING CONCERN - RESTATED

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $ 1,236,297, a working capital deficiency of $ 2,348,257, stockholders’ deficit of $ 2,153,304, an accumulated deficit of $ 3,674,005 and cash used in operations of $ 212,807. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company is defendant in multiple lawsuits initiated by the ex clients or of the Company. The complaints allege that the Company and its officers improperly withheld monies from the clients. The complaints allege, among others, claims for breach of contract and breach of fiduciary duty. The plaintiff seeks compensatory and punitive damages, prejudgment interest, costs and attorney fees. The parties have conducted discovery and permission to take additional discovery is being sought. The company refutes all complaints and made counter claims that ex clients diverted the collections from HBSGI billing to themselves and concealed to avoid HBSGI fees which could add up to over $500,000. HBSHI further claims that these ex clients violated the contract and copied HBSGI proprietary method of billing to effect punitive damages and attorney fees and legal cost.

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. (“New Horizon”) initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. Chandana Basu, et al. The complaint raises a claim for breach of contract against the Company . The complaint alleges that the Company failed to remit sums due to New Horizon. On April 8, 2005, the court dismissed the action and referred it to arbitration. Since May 2005, there have been a number of telephonic conferences held with the assigned arbitrator. Each of these calls has focused on the voluntary exchange of insurance payment records by the parties. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys’ fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. New Horizon contends that the there are amounts in controversy of around $ 1,000,000. The Company has denied the allegations. The matter is in its initial stages. Healthcare contends that it does not hold or owe any money to defendant and has made counter claim. Hearing on this matter is suspended due to non payment of arbitration fees by both parties.

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

On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Group, Inc. Healthcare has not paid any money with respect to such default judgment. The default judgment relates to a contract for billing services between Healthcare and Dr. Tariq entered into in 1996. After termination of the contract, Dr. Tariq requested an accounting of the amounts collected from his patients by Healthcare in connection with the billing services. In July 1999, Healthcare sent an accounting to Dr. Tariq in the amount of $275,355 collected, $42,512 charged by Healthcare as its fee, and $222,298 paid to Dr. Tariq. Tariq diverted the rest of the collection to himself and did not did not pay Healthcare fees. Healthcare did not receive proper notice from Dr. Tariq of the civil action and default judgment. Tariq has not sought collection of this default judgment during the past 7 years.

Kamran Ghadimi bought this judgement in April 28, 2006 and pursuing collection in California. On April 29, 2006 Ghadimi bought Tariq’s judgment and assignment was filed in California on April 29, 2006. (See note 14)

On May 17, 2006 Kamran Ghadimi, MD and Chandana Basu, CEO of the HBSGI entered into an agreement to resolve any and all known (including Tariq’s judgment) and unknown claims against each other forever.

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

Healthcare now attacked the complaint on the basis of improper service, misconducts committed by Tariq and interlocutory judgment was not final and filed answer to the original complaints and filed claims for fees and damages and seeking a new trial in Texas. Hearing for interlocutory judgment is set for Friday Oct 13, 2006. Healthcare filed motion to vacate the sister state judgment in California on the grounds of defective service and misconducts. Hearing in California is November 13, 2006.

NOTE 15	RELATED PARTY TRANSACTIONS - RESTATED

During the year, due to a threat of foreclosure the Company appraised and sold the land and Silver Shadow Properties, LLC to the CEO of the Company.. The book value of the land was $488,137 while the appraised value was $750,000. Ms. Basu, CEO of the Company purchased the land for $750,000 by taking over a note payable of $250,000 secured on the land (payable by the Company). and by settling her note payable to Ms. Basu of $225,637 and in addition, writing a promissory note payable to the Company of $261,863. Total monetary value received by the Company was $750,000. Officer took responsibilities of $12,500 of interest amount and $55,000 outstanding bills .The Company recorded the difference between the assets received from Ms. Basu and the carrying amounts of the assets sold to her as a capital contribution in the amount of $261,863.

During the year, the Company issued 600,000 to the officer of the Company pursuant to her employment agreement valued at $ 42,000. The Company has 400,000 shares to be issued to the officer valued at $28,500 as of December 31, 2005.

During the year, the Company issued 75,000 restricted Common Shares to consultants related to the officer of the Company valued at $11,250 for business consulting and advisory services.

The Company has $4,458 due from officer of the Company. This amount is unsecured, non-interest bearing and due on demand.

NOTE 16	RESTATEMENTS

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004 and December 31, 2005, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of derivative liability arising from the issuance of convertible notes was not recorded; accounting for issuance of shares to consultant for work done as part of reverse acquisition was understated, accounting for sale of land to the majority stock holder of the Company was erroneously stated as transfer and recorded as gain.

The Company has restated its financial statements for these adjustments as of December 31, 2005 and December 31, 2004.

The effect of the restatement is as follows:

BALANCE SHEET AS OF DECEMBER 31, 2004

LIABILITIES AND STOCKHOLDER’S DEFICIT	AS PREVIOUSLY REPORTED	AS RESTATED

CURRENT LIABILITIES
Derivative liability	$0	$143,213

STOCKHOLDER’S DEFICIT
Additional paid-in-capital	$537,868	$936,754
Accumulated deficit	$(1,895,609)	$(2,437,708)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004
Consulting expenses	$524,278	$923,164
General & administration expense	$2,346,946	2,490,160

BALANCE SHEET AS OF DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDER’S DEFICIT	AS PREVIOUSLY REPORTED	AS RESTATED

CURRENT LIABILITIES
Derivative liability	$0	$88,248
STOCKHOLDER’S DEFICIT
Additional paid-in-capital	$849,103	$1,509,852
Accumulated deficit	(2,925,008)	(3,674,005)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005
Gain on sale of land	$261,863	$0
General & administration expense	$1,813,102	$1,758,137

NOTE 17	SUBSEQUENT EVENT

Note payable:

In connection with a consulting agreement with GPT.com Inc., Healthcare agreed to pay $250,000 for financial and business advisory services. During 2005, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company valued the shares based on the market value of the shares on agreement date. As of June 30, 2006 the Company has settled the note. The Company recorded interest expense of $465 and $930 on the note for the three month and six month periods ended June 30, 2006,

Equity transactions:

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

Litigation:

On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Group, Inc. As of the filing of this report, Healthcare has not paid any money with respect to such default judgment. The default judgment relates to a contract for billing services between Healthcare and Dr. Tariq entered into in 1996. After termination of the contract, Dr. Tariq with the billing services. In July 1999, Healthcare sent an accounting to Dr. Tariq in the amount of $275,355 collected, $42,512 charged by Healthcare as its fee, and $222,298 paid to Dr. Tariq. Healthcare did not receive proper notice of the law suit and the default judgement Healthcare is defending the collection process on this judgment in Texas and in California.

On April 29, 2006 Ghadimi bought Tariq’s judgment and assignment was filed in California on April 29, 2006. (See note 14)

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

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Officers are appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our Board of Directors has no nominating, auditing or compensation committees.

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

Name	Age	Position
Chandana Basu	50	Chief Executive Officer, Treasurer and Director
Narinder Grewal, M.D.	53	Director
Bharati Shah, M.D.	59	Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors .To the Company’s knowledge, there are no agreements or understandings for any officer or director to resign at the request of another person nor is any officer or director acting on behalf of or is to act at the direction of any other person other than in his fiduciary capacity of and for the benefit of the Company and at its direction.

Set forth below is certain biographical information regarding our executive officers and directors:

Chandana Basu – Chief Executive Officer, Treasurer and Director

Chandana Basu has served as our Chief Executive Officer and Treasurer since May 2004, after we acquired Healthcare Business Services Group, Inc. (“HBSGI”), a full-service medical billing agency and our wholly-owned subsidiary. She has served as our director since November 12, 2004. Ms. Basu incorporated HBSGI in December 1994. Ms. Basu has operated HBSGI for the past 14 years. Ms. Basu has been grown HBSGI from a core client base of doctors and hospitals in California, Florida, Washington State and Texas without the use of consistent marketing or advertising. Ms. Basu has over 14 years of experience in medical bill collecting from insurance companies. Ms. Basu also has over 14 years of experience in computer design and programming. Ms. Basu is the CEO and President of AutoMed Software Corp. and the Manager of Silver Shadow Properties, LLC, both of our wholly-owned subsidiaries. Ms. Basu received a Bachelors Degree with majors in Math, Physics and Chemistry from Bethune College in 1975. She attended the Computer Learning Center during 1978. She also received specialized education in medical billing, anesthesia billing and attended various pain management conferences. Ms. Basu is a Technical Exhibitor for the American Association of Anesthesiology.

Nariunder Grewal, M.D. – Director

Narinder Grewal, M.D., an anesthesiologist, pain management specialist, has been a self-employed Medical Doctor for the last fifteen years. He also owns and operates a surgery center. Dr. Grewal has concurrently served as our director since May 2004. Dr. Grewal brings experience with surgical center development and management from a medical and administrative perspective. Dr. Grewal has an eight year relationship with us and is our largest client as well. We generate approximately 30% of our revenues from the services that we provide to Dr. Grewal, and as a result, Dr. Grewal is our largest client. Dr. Grewal is licensed to practice medicine in the State of California. Dr. Grewal received a degree in medicine from Patiala University in Punjab, India.

Bharati Shah, M.D. - Director

Bharati Shah, an anesthesiologist and pain management specialist, is currently the President of her own medical practice, B. Shah, M.D., Inc., doing business as Comprehensive Pain Medical Clinic. Dr. Shah has operated her own medical practice since 1980. Dr. Shah has concurrently served as our director since May 2004. Dr. Shah will be an ambassador for us in the medical community and a credible marketing tool at conferences and association meetings. Dr Shah will provide vital physician input about new services and products to be explored by us. Dr. Shah is licensed to practice medicine in the State of California. Dr. Shah received her MB BS degrees from Bombay University in 1971. She has received specialized education in anesthesiology and pain management. Dr. Shah is a member of the American College of advancement in Medicine. We also provide services to Dr. Shah. We receive less than 5% of our revenue from Dr. Shah.

Dr. Shah, Chandana Basu and Dr. Grewal have not been named to any of our committees of our Board of Directors, and any committees of our Board of Directors to which Dr. Shah, Ms. Basu or Dr. Grewal may be named have not been determined, as of the filing of this registration statement.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2005.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.	EXECUTIVE COMPENSATION

	Annual Compensation								Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus		Other Annual Award(s)		Restricted Stock Compensation	Securities Underlying Options

Chandana Basu (1)	2005	$60,000	(1)	$540,000	(1)	600,000	(3)	0	0
Chief Executive Officer, Treasurer and Director	2004	$60,000	(2)	$540,000	(2)	0		0	0
	2003	$0		0		0		0	0
Robert W. Burley	2004	$0		0		0		0	0
Former Chief Executive Officer	2003	$0		0		0		0	0

(1) Chandana Basu receives a salary of $5,000 per month and a minimum bonus of $45,000 per month pursuant to an employment agreement with Healthcare.

(2) Chandana Basu receives a salary of $5,000 per month and a minimum bonus of $45,000 per month pursuant to an employment agreement with Healthcare..

(3) We also issued 600,000 shares of common stock valued at $42,000 to Ms. Basu pursuant to her employment agreement with us. The employment agreement provides for the issuance of 1,000,000 shares of common stock for each year. As of December 31, 2005, 400,000 shares of common stock valued at $28,500 remain issuable to her.

OPTIONS GRANTS IN PRESENT FISCAL YEAR (Individual Grants)

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in last fiscal year	Exercise or base Price ($/Share)	Expiration Date

None

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal year ending December 31, 2005, by the executive officer named in the Summary Compensation Table.

Name	Shares acquired on exercise (#)	Value realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)	Value of Unexercised In-the-Money Options at Fiscal Year- End ($) (1)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
None

Employment Contracts

We have an employment agreement with Chandana Basu, our Chief Executive Officer and Treasurer. The Agreement was executed on April 1, 2004 and can not be terminated by us. It shall remain in existence until Ms. Basu retires or assigns her position to others. It provides for a monthly base salary of $5,000 per month and a bonus of 25% of our gross receipts payable monthly with a minimum bonus of $45,000 per month. It also includes reimbursement of all reasonable expenses. It provides for the issuance of a minimum of 1,000,000 shares annually as per amendment of employment agreement in October 2005.

Based on our recent financing, we are required to purchase $2,000,000 of additional key man life insurance on the life of Chandana Basu, our Chief Executive Officer and Treasurer. Ms. Basu is in the process of undertaking a physical examination to secure the insurance policy. $20,000 has been reserved to fund the above additional insurance policy.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued for, directors in such capacity.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of July 26, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)

Chandana Basu	25,750,000	75.8%
1126 West Foothill Blvd., Suite 105
Upland, California 91786

Narinder Grewal, MD	100,000	0.3%
1126 West Foothill Blvd., Suite 105
Upland, California 91786

Bharati Shah, MD	50,000	0.2%
1126 West Foothill Blvd., Suite 105
Upland, California 91786

Officers and Directors as a Group (3 persons)	25,900,000	76.3%

(1) Based on 33,960,450 shares issued and outstanding as of July 28, 2006.

Under the terms of the callable secured convertible note and the related warrants, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. Therefore, the table does not include AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC.

Change in Control

No arrangements exist that may result in a change of control of Healthcare Business Services Group, Inc.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 1, 2004, Ms. Basu entered into an employment agreement with Healthcare Business Services Groups, Inc., a Delaware corporation (“Healthcare”), and our wholly owned subsidiary, pursuant to which Ms. Basu serves as the Chief Executive Officer, Vice President, Chief Operations Officer and Treasurer of Healthcare. Pursuant to the employment agreement, Ms. Basu receives compensation of $5,000 per month, a bonus of 25% of the gross receipts of Healthcare payable monthly with a minimum bonus of $45,000 per month, six weeks of paid vacation, and an S500 Mercedes Benz (or equivalent type) car allowance covering all automobile related expenses, and annual equity based compensation of a minimum of one (1) million shares of common stock of Healthcare.

Narinder Grewal, MD, our director, is our largest client. Dr. Grewal is an anesthesiologist and pain management specialist. He also operates a surgery center that is not otherwise affiliated with us or our Surgery Center line of business. We provide Dr. Grewal with medical billing and other administrative services. We generate approximately 30% of our revenues from the services that we provide to Dr. Grewal, and as a result, Dr. Grewal is our largest client. We have had a relationship with Dr. Grewal for eight years.

We also provide services to Bharati Shah, MD, our director. We receive less than 5% of our revenue from Dr. Shah.

On January 13, 2005, our majority shareholder and Chief Executive Officer, Chandana Basu voted her shares to adopt our Amended 2004 Stock Option Plan (“Option Plan”). Pursuant to the Option Plan, Ms. Basu is eligible to receive 1,250,000 shares of our common stock in connection with that Option Plan.

We use a California company, Alta Vista Billing Service For Complex Medical Care, Inc. (“Alta Vista”), to deposit money for our clients. Alta Vista is 100% owned by our Chief Executive Officer, Chandana Basu, and serves only as a reimbursement account to keep our client’s deposits in a separate account for which it receives no compensation.

Other than as noted above, none of the directors, executive officers or any member of the immediate family of any director or executive officer has been indebted to us since its inception. We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners.

ITEM 13.	EXHIBITS

(a) Exhibits:

EXHIBIT	DESCRIPTION
2.1	Exchange Agreement (1)
2.2	Addendum to Common Stock Purchase Agreement (1)
3.1	Articles of Incorporation and Amendments (2)
3.2	Amendment to Articles of Incorporation (3)
3.3	Amended By-Laws (4)
5.1	Opinion and Consent of Anslow & Jaclin, LLP
10.1	Securities Purchase Agreement for $2,000,000 Financing (6)
10.2	Form of Callable Secured Convertible Note (6)
10.3	Form of Stock Purchase Warrant (6)
10.4	Registration Rights Agreement for $2,000,000 (6)
10.5	Employment Agreement with Chandana Basu (5)
21.1	Subsidiaries (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Filed as Exhibits 2.1 and 2.2, respectively, to the Form 8-K filed with the Commission on May 17, 2004, and incorporated herein by reference (SEC File No. 000-50014).

(2) Filed as Exhibit 3.1 to our Form 10SB12G filed September 26, 2002, and incorporated herein by reference (SEC File No. 000-50014).

(3) Filed as Exhibit 3.1 to our Form 8-K filed January 13, 2005, and incorporated herein by reference (SEC File No. 000-50014).

(4) Filed as Exhibit 3.2, to our Form 8-K, filed November 24, 2004, and incorporated herein by reference (SEC File No. 000-50014).

(5) Filed as Exhibit 10.1 to our Form 8-K, filed November 5, 2004, and incorporated herein by reference (SEC File No. 000-50014).

(6) Filed as an exhibit to the initial filing of this Form SB-2, filed August 2, 2006

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005	2004

Audit fees	$ 3,000	$ 2,000
Audit-related fees	101	-
Tax fees	-	-
All other fees	500	600

Total fees	$ 3,601	$ 2,600

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer, President	November 27, 2006
Chandana Basu	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer and	November 27, 2006
Chandana Basu	President

/s/ Chandana Basu	Secretary/Treasurer
Chandana Basu	Chief Financial Officer	November 27, 2006