Form 10KSB/A
period 2005-12-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2007-01-31
CIK 1192069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Certain statements in this Annual Report on Form 10-KSB (this "Form 10KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management’s Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Healthcare Business Services Groups, Inc. (the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2005.

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

On June 21, 2004, the Company entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Company) and Linda Burley (former Director and Secretary of the Company) whereby the Company agreed to transfer certain assets owned by the Company immediately prior to the change in control in consideration for Mr. and Mrs. Burley’s cancellation of an aggregate of 2,640,000 of their shares of the Company’s common stock. The Company transferred the following assets to Mr. and Mrs. Burley: (i) the right to the name "Winfield Financial Group, Inc." and (ii) any contracts, agreements, rights or other intangible property that related to the Company’s business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Company’s financial statements. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley’s Common Stock, there were 29,774,650 shares of the Company’s Common Stock outstanding. As a result of these transactions, control of the Company shifted to Ms. Basu. Ms. Basu currently owns 25,750,000 shares (or approximately 81.00%) out of 33,960,150 shares of the Company’s issued and outstanding Common Stock.

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

Kamran Ghadimi bought Tariq judgment in April 28, 2006 and pursuing collection in California. Healthcare now attacked the complaint on the basis of improper service, misconducts committed by Tariq and interlocutory judgment was not final and filed answer to the original complaints and filed claims for fees and damages and seeking a new trial in Texas. Hearing for interlocutory judgment is set for Friday Oct 13, 2006. Healthcare filed motion to vacate the sister state judgment in California on the grounds of defective service and misconducts by Tariq. Hearing in California is not set as of this date

This matter was settled on November 8, 2006 by paying $15,000, $110,000 to be paid on or before February 7, 2007 and $3,000 per month for 20 months starting January 1st, 2007.

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

On January 7, 2005, the Majority Shareholder pursuant to a written consent to action without a meeting of the shareholders, instructed the officers to take whatever action necessary to amend the Company’s Articles of Incorporation to reflect a name change to "Healthcare Business Services Groups, Inc."

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. below are the high and low bid prices for the Company’s Common Stock for the past two (2) fiscal years. Prior to January 12, 2005, the Company’s trading symbol was "WFLD," however in connection with the Company’s change in business focus and name change, the Company’s securities began trading under the symbol "HBSV," on January 12, 2005.

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

There were 71 holders of record of the common stock as of April 11, 2006. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company’s common stock is considered a "penny stock" as defined in the Commission’s rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission’s rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company’s shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account. As a result of the penny stock rules the market liquidity for the Company’s securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of purchasers of the securities to resell them.

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

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management’s Discussion and Analysis of Financial Condition and Results of Operations" and

elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company’s financial statements and notes thereto included elsewhere in this report.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

The Company’s revenues decreased $102,020, to $1,565,262 for the year ended December 31, 2005, compared to $1,667,282 for the year ended December 31, 2004. This decrease was mainly attributable to decrease in the collections from the Customers and loss of some customers.

The total operating expenses decreased by $ 1,193,500 to $2,744,682 for the year ended December 31, 2005, compared to $3,938,182 for the year ended December 31, 2004. This decrease consisted of a decrease of general and administrative expenses of $732,023, to $1,758,137 from $2,490,160 - due to reduction in costs associated with going public. The Company expects the general and administrative expenses in future to be comparable to year 2005., an increase in officer compensation of $220,500, to $670,500 from $450,000 for the previous year - The increase was due to the fact that officer was appointed in April 2004. So for the year 2004, expenses are for nine months while expenses for the year 2005 covers entire year. The Company expects the officer compensation on future to be comparable to year 2005.

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

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have a working capital deficiency. For the year ending December 31, 2005, we had a loss of $ 1,236,297, a working capital deficiency of $ 2,348,257, stockholders’ deficit of $ 2,153,304, an accumulated deficit of $ 3,674,005 and cash used in operations of $212,807. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

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

Going Concern.

As shown in the accompanying consolidated financial statements, The Company had a loss of $ 1,236,297, a working capital deficiency of $ 2,348,257, stockholders’ deficit of $ 2,153,304, an accumulated deficit of $ 3,674,005 and cash used in operations of $212,807. as of December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. However, there is no assurance, that the Company will be successful in meeting its goals and objectives in the future.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

ITEM 7.	FINANCIAL STATEMENTS

HEALTHCARE BUSINESS SERVICES GROUPS INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

HEALTHCARE BUSINESS SERVICES GROUPS INC.

AND SUBSIDIARIES

(formerly known as Winfield Financial Group, Inc.)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005 - RESTATED

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 - RESTATED

PAGE	4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 - RESTATED

PAGE	5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 - RESTATED

PAGES	6 - 24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 13 to the consolidated financial statements, the Company had a loss of $ 1,236,297, a working capital deficit of $ 2,348,257, stockholders' deficit of $ 2,153,304, an accumulated deficit of $ 3,674,005 and cash used in operations of $ 212,807. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16, the financial statements for the years ended December 31, 2005 and 2004 have been restated.

/s/ Kabani & Company

Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

March 24, 2006, except for note 3, 7, 8, 9, 11, 13, 15, 16 & 17 which are as of October 19, 2006

HEALTHCARE BUSINESS SERVICES GROUPS INC.

(formerly Winfield Financial Group, Inc.)

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS	RESTATED

CURRENT ASSET
Cash & cash equivalents	$303,123
Receivable from officer	4,458
Total current assets	307,581

PROPERTY AND EQUIPMENT, net	63,999

INTANGIBLE ASSET, net
Website technology costs, net	127,304

DEPOSITS	3,650
$502,534

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,943,737
Lines of credit	113,692
Notes payable	453,661
Derivative liability	88,248
Due on settlement of loan	56,500
Total current liabilities	2,655,838

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; Authorized shares 5,000,000,
none issued and outstanding	-
Common stock, $0.001 par value; Authorized shares 50,000,000,
33,960,150 shares issued and outstanding	33,960
Additional paid in capital	1,509,852
Prepaid Consulting	(51,611)
Shares to be issued	28,500
Accumulated deficit	(3,674,005)
Total stockholders' deficit	(2,153,304)
Total Liabilities and stockholders' Deficit	$502,534

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

(formerly Winfield Financial Group, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2005	2004
	RESTATED	RESTATED
NET REVENUES	$1,565,262	$1,667,282

OPERATING EXPENSES
General and administrative expenses	1,758,137	2,490,160
Officer Compensation	670,500	450,000
Depreciation and amortization	101,347	74,858
Consulting fees	214,698	923,164
Total operating expenses	2,744,682	3,938,182
LOSS FROM OPERATIONS	(1,179,420)	(2,270,900)

Non-operating expense:
Interest expense	(80,559)	(64,034)
Beneficial conversion feature expense	-	(83,333)
Other Income	26,082	-
LOSS BEFORE INCOME TAXES	(1,233,897)	(2,418,267)

Provision for income taxes	2,400	2,400
NET LOSS	$(1,236,297)	$(2,420,667)

BASIC & DILUTED NET LOSS PER SHARE	$(0.04)	$(0.08)

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING	31,559,126	29,820,184

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

(formerly Winfield Financial Group, Inc.)

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Year ended December 31, 2005

RESTATED

							Total
	Common		Paid in	Prepaid	Shares	Accumulated	Shareholders
Description	Shares	Amount	Capital	Consulting	to be Issued	Deficit	Equity (Deficit)

Balance, December 31, 2003	1,000	$-	$10,000	$-	$-	$(4,964)	$5,036

Recapitalization on
reverse acquisition	28,773,650	28,774	(28,775)	-	-	(12,077)	(12,078)
Balance - May 7, 2004,
after recapitalization	28,774,650	28,774	(18,775)			(17,041)	(7,042)

Issuance of shares
to employees	153,000	153	69,697	-	-	-	69,850
Issuance of shares to
directors	150,000	150	67,350	-	-	-	67,500
Issuance of shares
to consultants	862,500	863	337,263	-	-	-	338,126
Issuance of shares
consultants for aquisition	1,000,000	1,000	397,886	-	-	-	398,886
Beneficial conversion
feature	-	-	83,333	-	-	-	83,333
Net loss	-	-	-	-	-	(2,420,667)	(2,420,667)

Balance,
December 31, 2004	30,940,150	30,940	936,754	-	-	(2,437,708)	(1,470,014)

Issuance of shares
to consultants	905,000	905	116,350	(51,611)	-	-	65,644
Issuance of shares
to employees	600,000	600	41,400	-	28,500	-	70,500
Shares issued for
settlement of the note	1,500,000	1,500	148,500	-	-	-	150,000
Issuance of shares
for cash	15,000	15	4,985	-	-	-	5,000
Capital contribution - sale of land	-	-	261,863	-	-	-	261,863
Net loss	-	-	-	-	-	(1,236,297)	(1,236,297)
Balance,
December 31, 2005	33,960,150	$33,960	$1,509,852	$(51,611)	$28,500	$(3,674,005)	$(2,153,304)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS, INC.

(formerly Winfield Financial Group, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended
	December 31
	2005	2004
	RESTATED	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,236,297)	$(2,420,667)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	101,347	74,858
Issuance of shares for service	65,644	874,362
Issuance of note payable for service	-	250,000
Beneficial conversion feature expense	-	83,333
Put options expense	(54,965)	143,213
Issuance of shares for compensation	70,500	-
Gain on litigation settlement	(26,082)	-
(Increase) decrease in current assets:
Receivables	-	78,306
Other assets	685	(391)
Increase in current liabilities:
Accounts payable and accrued expenses	866,361	621,880
Net cash used in operating activities	(212,807)	(295,106)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(21,512)	(67,699)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	333,463	543,000
Proceeds from notes payable - officer	-	125,505
Proceeds from issuance of shares for cash	5,000
Payment of notes payable	(43,500)	(119,665)
Due from related party	(4,458)
Proceeds (payment) on line of credit	13,357	56,653
Payments of capital lease obligation	(10,024)	-
Net cash provided by financing activities	293,838	605,493
NET INCREASE IN CASH & CASH EQUIVALENTS	59,519	242,688

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	243,604	916
CASH & CASH EQUIVALENTS, ENDING BALANCE	$303,123	$243,604

Supplementary Information:
Cash paid during the year for:
Interest	$15,886	$38,370
Income taxes	$-	$-

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

Healthcare is a medical billing service provider that for over fifteen years has assisted various health care providers to successfully enhance their billing function.  Healthcare has a diversified market base with operations in Providence, Rhode Island; Laredo, Texas; and Upland, California.  Healthcare’s sister company, AutoMed, has developed a proprietary software system. In addition, Healthcare's other sister company, Silver Shadow, made an investment in real estate where Healthcare plans to construct its first surgical center and corporate office development. During the year, the Company transferred the real estate and construction with historical cost of $ 488,137 and the loan associated with the real estate worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company.

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

The Company appraised the land, before it was sold to the CEO of the Company, to determine the market value of the property. The book value of the land and construction was $488,137 while the appraised value was $750,000. Ms. Basu, CEO of the Company purchased the land and construction for $750,000 by taking over a note payable of $250,000 secured on the land (payable by the Company) including accrued interest of $12,500 and by settling her  note payable to Ms. Basu of $225,637 and in addition,  writing a promissory note payable to the Company of $261,863. Total monetary amount received by the Company in the form of notes was $750,000. The Company recorded the difference between the assets received from Ms. Basu and the carrying amounts of the assets transferred to her as capital contribution in the amount of $261,863.

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

The following is the amortization schedule for next five years:

2005	$12,538
2006	50,152
2007	50,152
2008	14,462
2009	-
Total	$127,304

NOTE 5

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable, accrued expenses and litigation accrual consist of the following:

Trade payable	$ 86,052
Payable to clients	969,877
Accrued interest	67,781
Income tax payable	7,955
Accrued payroll	24,457
Accrued payroll tax	6,588
Other accrued expenses	43,135
Accrued vacation and sick time	11,614
Equipment payable	6,856
Other payable	43,675
Litigation accrual	675,747

Total accounts payable and accrued expenses	$ 1,943,737

NOTE 6

LINES OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $40,127 and $ 73,565 from the credit lines as of December 31, 2005.

NOTE 7

NOTES PAYABLE - RESTATED

Notes payable are summarized as follows:
2005

Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by equipment	$25,247

Note payable: November 2004 due November 2006; interest only payments of $3,500 monthly; annual interest of 12%; secured by personal guaranty of the CEO and all of the issued and outstanding stock of the Company, convertible at $1.00 per share at the option of the holder	350,000

Note payable: August 2004 due August 2005; interest only payments of $1,188 monthly; annual interest of 9.5%; unsecured	78,414

453,661
Less current portion	(453,661)
Notes payable, net of current portion	$-

The following is a summary of principal maturities of notes payable:
2006	$453,161

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

Class B Preferred Stock

The Company’s Articles of Incorporation (Articles") authorize the issuance of 50,000,000 shares of no par value Class B Preferred Stock.  No shares of Preferred Stock are currently issued and outstanding.  Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors.  The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series.  The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock.  In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

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

NOTE 11

INCOME TAXES - RESTATED

Income tax expense (benefit) for the year ended December 31, 2005 is summarized as follows:

2005
Current:
Federal	$-
State	2,400
$2,400
Deferred:
Federal	$345,662
State	98,588
444,250
Valuation allowance	(444,250)
$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31,	December 31,
	2005	2004
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	(40)	(40)

Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets:
Net operating loss carry forward	$3,674,000
Total gross deferred tax assets	3,674,000
Less valuation allowance	(3,674,000)
Net deferred tax assets	$-

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

The complaint asserted a claim for breach of contract against HBSG and Ms. Basu. Specifically, the complaint alleged that HBSG and Ms. Basu failed to remit sums due to New Horizon. On April 8, 2005, on HBSG’s motion, the court dismissed the action and referred it to arbitration.

In connection with the arbitration, HBSG claims against New Horizon seek compensatory damages in the range of $ 75000, prejudgment interest, costs and attorney’s fees in an unspecified amount.

New Horizon contends that the ‘amount in controversy is approx. $ 1,000,000". HBSG has answered New Horizon’s claim and denied the allegations and filed counter claim.

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

HBSG refutes Ghadimi’s claim and denied the allegations and filed   counter claim.

Discovery in this matter has closed and trial is set forth for May 22, 2006.

The Company has accrued $400,000 as litigation expense as of December 31, 2005.

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

HBSG refutes Soloniuk’s claims and has filed a counter claim.

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

Kamran Ghadimi bought Tariq judgment in April 28, 2006 and pursuing collection in California. Healthcare now attacked the complaint on the basis of improper service, misconducts committed by Tariq and interlocutory judgment was not final and filed answer to the original complaints and filed claims for fees and damages and seeking a new trial in Texas. Hearing for interlocutory judgment is set for Friday Oct 13, 2006. Healthcare filed motion to vacate the sister state judgment in California on the grounds of defective service and misconducts by Tariq. Hearing in California is not set as of this date

This matter was settled on November 8, 2006 by paying $15,000, $110,000 to be paid on or before February 7, 2007 and $3,000 per month for 20 months starting January 1st, 2007.

NOTE 15

RELATED PARTY TRANSACTIONS - RESTATED

During the year, the Company appraised the land, before it was sold to the CEO of the Company, to determine the market value of the property. The book value of the land and construction was $488,137 while the appraised value was $750,000. Ms. Basu, CEO of the Company purchased the land and construction for $750,000 by taking over a note payable of $250,000 secured on the land (payable by the Company) including accrued interest of $12,500 and by settling her  note payable to Ms. Basu of $225,637 and in addition,  writing a promissory note payable to the Company of $261,863. Total monetary amount received by the Company in the form of notes was $750,000. The Company recorded the difference between the assets received from Ms. Basu and the carrying amounts of the assets transferred to her as a capital contribution in the amount of $261,863.

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

NOTE 16

RESTATEMENTS

Subsequent to the issuance of the Company's  financial  statements for the year ended December 31, 2004 and December 31, 2005, the Company determined that certain transactions and  presentation  in the financial  statements had not been accounted for properly in the Company's financial statements.  Specifically, the amount of derivative liability arising from the issuance of convertible notes was not recorded, accounting for issuance of shares to consultant for work done as part of reverse acquisition was understated, accounting for sale of land to the majority owner of the Company was erroneously recorded as gain.

The Company has restated its financial statements for these adjustments as of December 31, 2005 and December 31, 2004.

The effect of the restatement is as follows:

BALANCE SHEET AS OF DECEMBER 31, 2004

LIABILITIES AND STOCKHOLDER’S DEFICIT	AS PREVIOUSLY	AS
	REPORTED	RESTATED

CURRENT LIABILITIES
Derivative liability	$0	$143,213

STOCKHOLDER’S DEFICIT
Additional paid-in-capital	$537,868	$936,754
Accumulated deficit	$(1,895,609)	$(2,437,708)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004
Consulting expenses	$524,278	$923,164
General & administration expense	$2,346,946	$2,490,160

BALANCE SHEET AS OF DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDER’S DEFICIT	AS PREVIOUSLY	AS
	REPORTED	RESTATED
CURRENT LIABILITIES
Derivative liability	$0	$88,248
STOCKHOLDER’S DEFICIT
Additional paid-in-capital	$849,103	$1,509,852
Accumulated deficit	(2,925,008)	(3,674,005)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

Gain on sale of land	$261,863	$0
General & administration expense	$1,813,102	$1,758,137

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

On April 28, 2006 Ghadimi bought Tariq’s judgment and assignment was filed in California on April 29, 2006. (See note 14)

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

Set forth below is certain biographical information regarding our executive officers and directors:

Chandana Basu - Chief Executive Officer, Treasurer and Director

Chandana Basu has served as our Chief Executive Officer and Treasurer since May 2004, after we acquired Healthcare Business Services Group, Inc. ("HBSGI"), a full-service medical billing agency and our wholly-owned subsidiary. She has served as our director since November 12, 2004. Ms. Basu incorporated HBSGI in December 1994. Ms. Basu has operated HBSGI for the past 14 years. Ms. Basu has been grown HBSGI from a core client base of doctors and hospitals in California, Florida, Washington State and Texas without the use of consistent marketing or advertising. Ms. Basu has over 14 years of experience in medical bill collecting from insurance companies. Ms. Basu also has over 14 years of experience in computer design and programming. Ms. Basu is the CEO and President of AutoMed Software Corp. and the Manager of Silver Shadow Properties, LLC, both of our wholly-owned subsidiaries. Ms. Basu received a Bachelors Degree with majors in Math, Physics and Chemistry from Bethune College in 1975. She attended the Computer Learning Center during 1978. She also received specialized education in medical billing, anesthesia billing and attended various pain management conferences. Ms. Basu is a Technical Exhibitor for the American Association of Anesthesiology.

Nariunder Grewal, M.D. - Director

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

On April 1, 2004, Ms. Basu entered into an employment agreement with Healthcare Business Services Groups, Inc., a Delaware corporation ("Healthcare"), and our wholly owned subsidiary, pursuant to which Ms. Basu serves as the Chief Executive Officer, Vice President, Chief Operations Officer and Treasurer of Healthcare. Pursuant to the employment agreement, Ms. Basu receives compensation of $5,000 per month, a bonus of 25% of the gross receipts of Healthcare payable monthly with a minimum bonus of $45,000 per month, six weeks of paid vacation, and an S500 Mercedes Benz (or equivalent type) car allowance covering all automobile related expenses, and annual equity based compensation of a minimum of one (1) million shares of common stock of Healthcare.

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

On January 13, 2005, our majority shareholder and Chief Executive Officer, Chandana Basu voted her shares to adopt our Amended 2004 Stock Option Plan ("Option Plan").  Pursuant to the Option Plan, Ms. Basu is eligible to receive 1,250,000 shares of our common stock in connection with that Option Plan.

We use a California company, Alta Vista Billing Service For Complex Medical Care, Inc. ("Alta Vista"), to deposit money for our clients. Alta Vista is 100% owned by our Chief Executive Officer, Chandana Basu, and serves only as a reimbursement account to keep our client’s deposits in a separate account for which it receives no compensation.

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

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer, President	January 26, 2007
Chandana Basu	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer and	January 26, 2007
Chandana Basu	President

/s/ Chandana Basu	Secretary/Treasurer
Chandana Basu	Chief Financial Officer	January 26, 2007