Form 10KSB
period 2006-12-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2007-04-17
CIK 1192069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Check  if  there  is no disclosure of delinquent filers in response to Item 405  of  Regulation  S-B  not  contained in this form, and no disclosure will be contained,  to  the  best  of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or  any  amendment  to  this  Form  10-KSB. [  ]

The issuer’s revenues for the most recent fiscal year ended December 31, 2006 were $1,011,644.

The  aggregate  market  value  of the issuer’s voting and non-voting common equity  held  by non-affiliates computed by reference to the average bid and ask price   of   such   common  equity  as  of  April 11,  2006,  was  approximately $2,207,410.

As  of  April  11,  2007  the issuer had 33,960,450 shares of common stock, $.001  par  value per share outstanding (“Common Stock”).

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

On  June 21, 2004, the Company entered into an agreement with Robert Burley (former  Director,  President  and  Chief  Executive Officer of the Company) and Linda  Burley (former Director and Secretary of the Company) whereby the Company agreed  to transfer certain assets owned by the Company immediately prior to the change  in control in consideration for Mr. and Mrs. Burley’s cancellation of an aggregate  of  2,640,000  of  their  shares  of the Company’s common stock. The Company  transferred  the following assets to Mr. and Mrs. Burley:  (i) the right to the name “Winfield Financial Group, Inc.”; and (ii) any contracts, agreements, rights  or  other  intangible  property  that  related to the Company’s business operations  immediately  prior  to  the  change  in  control whether or not such intangible  property  was  accounted  for in the Company’s financial statements. After  the  issuance  of  shares  to  Ms. Basu and the cancellation of 2,640,000 shares  of  Mr. and Mrs. Burley’s Common Stock, there were 29,774,650 shares of the  Company’s  Common  Stock  outstanding. As  a result of these transactions, control  of the Company shifted to Ms. Basu. Ms. Basu currently owns 25,750,000 shares (or approximately 81.00%) out of 33,960,150 shares of the Company’s issued and  outstanding  Common  Stock.

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

The Company provides a customized medical billing service that can be fine tuned  to  any medical practice or specialty. The Company provides a wide range of  billing  services  including:

·

Delinquent  account  management

·

Surgery  center  setup  and  management

·

Assessment  of  practice  cash  flow

·

Practice  management

·

Health Maintenance Organization (HMO), Preferred Provider Organization

·

(PPO)  and  capitation  contract  management

·

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenue for the year ended December 31, 2006 were $ 1,011,644 compared to $ 1,565,262 for the same period in 2005. The decrease in revenues was due to reduction in collections from the customers and hence decrease in commissions earned during the year ended December 31, 2006 as compared to same period in 2005. The Company expects to earn higher revenues in future since it has hired more marketing representatives. The revenues are recognized on accrual basis of accounting.

General & administrative (“G&A”) expense for the year ended December 31, 2006 was $ 1,430,130 compared to $ 1,758,137 for the same period in 2005. The decrease in G&A expenses in 2006 was due to decrease in costs incurred by the Company in marketing the company’s business as well as legal fees paid against settlement of various litigations.

Depreciation and amortization was $ 118,459 for the year ended December 31, 2006 as compared to $ 101,347 for the same period in 2005. The depreciation and amortization expense is consistent with the prior year since the assets are being depreciated straight line over the life.

Interest expense and financing costs for the year ended December 31, 2006 was $ 2,201,173 compared to $ 80,559 for the same period in 2005. The increase in interest expense and financing costs are due to $ 1,300,000 note that Company borrowed during the year.

Net loss was $ 2,997,584 (or basic and diluted net loss per share of $(0.05) for the year ended December 31, 2006 as compared to net loss of $ 1,236,297 (or basic and diluted net loss per share of $0.04) for the same period in 2005. Net loss for the year ended December 31, 2006 was higher as compared to the corresponding period in the last year since the Company incurred more expenses in marketing the business.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $ 5,144,299 as of December 31, 2006. The Company had total assets of $ 83,784 as of December 31, 2006, which consisted of $ 41,156 of property and equipment, $ 38,978 of intangible assets from the Company’s website technology costs and $3,650 of deposits.

The Company had total current liabilities of $ 5,144,299 as of December 31, 2006, consisting of accounts payable and accrued expenses of $ 1,327,796, litigation accrual of $ 325,000, line of credit of $96,418, note payable to third parties of $ 1,300,000, lease payable of $18,938, due to officer of $ 337,665 and $ 1,738,482 in derivative liability related to $ 1,300,000 note and 50,000,000 warrants associated with the note.

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $22,412 and $74,006 from the credit lines as of December 31, 2006.

Net cash used in operating activities was $94,588 during the year ended December 31, 2006, as compared to net cash used in operating activities of $ 212,807 during the same period in 2005.

Net cash used in investing activity during the year ended December 31, 2006 was $7,290 as compared to net cash used in investing activities of $ 21,512 during the same period in 2005.

Net cash provided by financing activities was $ 201,245 during the year ended December 31, 2006, as compared to net cash provided by financing activities of $ 293,838 for the same period in 2005.

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

On June 27, 2006, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 50,000,000 shares of our common stock (the “Warrants”).

Pursuant to the Securities Purchase Agreement, the Investors purchased the Notes and Warrants in three trenches as set forth below:

1.	At closing, on July 1, 2006 (“Closing”), the Investors purchased Notes aggregating $700,000 and warrants to purchase 17,500,000 shares based on the prorate shares of our common stock;

2.	On August 8, 2006 the investors purchased Notes aggregating $600,000 and warrants to puchase 15,000,000 shares based on the prorate shares of our common stock and,

3.

Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company has withdrawn the third trench as the Registration Statement was not effective to bring more funds into the Company.

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

The Company simultaneously issued to the Investors seven year warrants to purchase 32,500,000 shares of common stock at an exercise price of $.07.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

The Company has received the $ 1,300,000 through December 31, 2006.

The Company amortized the entire unamortized beneficial conversion feature amount of $1,103,741 as of December 31, 2006 due to the default on the note.

The Company prepaid lender attorney fees and broker commission of $ 180,000.  The Company amortized the entire amount of $180,000 as of December 31, 2006 due to the default on the note.

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

A SUBSTANTIAL AMOUNT OF OUR REVENUES COME FROM FOUR MAIN CLIENTS.

The three major customers of the Company provided $ 708,369 or 73% of the revenues of the Company for the year ended December 31, 2006. If the Company were to lose any or all of these three clients, it would have a materially adverse effect on the Company's revenue, and if the Company is unable to gain a new large client to take its place, of a sufficient number of smaller clients to take the place of the major client or clients who are lost, the Company could be forced to abandon or curtail its business plan.

ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of December 31, 2006 the Company has accumulated deficit amounting to $ 6,671,589, net loss amounting $ 2,997,584, working capital deficit amounting to $ 5,144,299 and net cash used in operations of $ 94,588. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

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

(A) Use of Estimates

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

(B) Cash and Cash Equivalents

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

(D) Property and Equipment

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

(E) Software development Costs

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

(F) Impairment of Long-Lived Assets

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

(G) Stock-based Compensation

The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services.  Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.  The Company accounts for stock options and warrants issued to employees under the intrinsic value method.  Under this method, the Company recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.  As of December 31, 2006, there were no options or warrants outstanding.

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

(H) Income Taxes

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

(I) Basic and diluted net loss per share

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

(J) Fair Value of Financial Instruments

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

(K) Concentrations of Risk

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

(L) Reporting Segments

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

(M) Comprehensive Income

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

(N) Reclassifications

For comparative purposes, prior years' consolidated financial statements have been reclassified to conform to report classifications of the current year.

(O) New Accounting Pronouncements

In February 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.

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

#

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is The Company is currently plaintiff to two and defendant to two law suits. The Company filed claims for non payment of fees by former clients due to clients diverted funds billed by company and did not pay Billing fees.

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. (“New Horizon”) initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. HBSGI, et al. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys’ fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. This matter was dismissed by arbitrator for non payment of arbitrator’s fee.

2 In January 2004, Claimant Leonard J. Soloniuk, MD initiated an arbitration against HBSGI with the American Asrbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, MD v. HBSGI

In a decision dated April 5, 2006, the arbitrator awarded HBSGI nothing against Soloniuk. The arbitrator further awarded Soloniuk $ 275,000 against the HBSGI as well as interest accruing from June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered HBSGI to reimburse Soloniuk costs in the amount of $ 1,875. Company argues that of this $275,000, $210,000 was already paid to Soloniuk since November 4, 2002, last date of payment were considered by arbitrator and therefore the judgment should be reduced accordingly. The Company can provide no assurances that it will be successful in this argument.

3. Company recently filed new legal actions against Solonuik for fraud, deception, and intentional non disclosure of money received from HBSGI collection to the arbitration hearing to gain advantage. Company also filed an application of injunction to prevent Solonuik to use HBSGI billing method. Hearing is set for May 10, 2007. Company is suing Solonuik for $750,000 plus cost of lawsuit.

4. On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Group, Inc., d/b/a/ Peacock Healthcare.

Kamran Ghadimi bought the Tariq judgment in April 28, 2006 and pursuing collection in California.

This matter was settled on November 8, 2006 for $185,000. The Company paid $140,000 out of $185,000 and making payments monthly for $3000.00. As of filing this report company owes 15 months of payment equal to $45,000. Case was dismissed in 2007.

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

Healthcare filed a collection action against Frank Zondlo, and Zondlo also filed across-complaint against Healthcare.  The matter is now in the discovery and law and motion stage.

ITEM 2. CHANGES IN SECURITIES

The Company increased its authorized capital to 750,000,000 shares from 50,000,000 shares of common stock $0.001 par value as of December 31, 2006.

During the year ended December 31, 2006, the Company issued 300 shares to consultants for services rendered. The Company recorded expense in the books based on the market value of the shares on the date of issuance of shares to the consultants.

The Company recorded $ 38,750 as officer compensation for 1,000,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the fair market rate.

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

* Filed Herein.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the year ended December 31, 2006.

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

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

March 24, 2006 except for note 3, 7, 8, 9, 11, 13, 15, 16 & 17 which are as of October 19, 2006

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

PROPERTY AND EQUIPMENT, net	41,156

INTANGIBLE ASSET, net
Website technology costs, net	38,978

DEPOSITS	3,650
$83,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,327,796
Accrued officer compensation	337,665
Litigation accrual	325,000
Lines of credit	96,418
Derivative liability	1,738,482
Lease Payable	18,938
Notes Payable	1,300,000
Total current liabilities	5,144,299

COMMITMENTS & CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; Authorized shares 5,000,000,
none issued and outstanding	—
Common stock, $0.001 par value; Authorized shares 750,000,000,
33,960,450 shares issued and outstanding	33,960
Additional paid in capital	1,509,864
Shares to be issued	67,250
Accumulated deficit	(6,671,589)
Total stockholders’ deficit	(5,060,515)
$83,784

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31
	2006	2005
		RESTATED
Net revenues	$1,011,644	$1,565,262

Operating expenses
General and administrative expenses	1,430,130	1,758,137
Officer Compensation	638,750	670,500
Depreciation and amortization	118,459	101,347
Consulting fees	--	214,698
Total operating expenses	2,187,339	2,744,682

Loss from Operations	(1,175,695)	(1,179,420)

Other income (expenses):
Interest expense and financing cost	(2,201,173)	(80,559)
Change in fair value of derivative liability	381,684	--
Gain on settlement of debt	--	26,082
Total other expenses	(1,819,489)	(54,477)

Loss Before Income Taxes	(2,995,184)	(1,233,897)

Provision for income taxes	2,400	2,400

Net loss	$(2,997,584)	$(1,236,297)

Basic & diluted net loss per share	$(0.09)	$(0.04)

Basic & diluted weighted average number of
common stock outstanding	33,960,315	31,559,126

* Weighted average number of shares used to compute basic and diluted loss per share is the same since  the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

 STATEMENT OF STOCKHOLDERS' DEFICIT

For the years ended December 31, 2006 and 2005

							Total
	Common		Paid in	Prepaid	Shares	Accumulated	Shareholders
Description	Shares	Amount	Capital	Consulting	to be Issued	Deficit	Deficit

Balance, December 31, 2004	30,940,150	$ 30,940	$ 936,754	$ -	$ -	$ (2,437,708)	$ (1,470,014)

Issuance of shares to consultants	905,000	905	116,350	(51,611)	-	-	65,644
Issuance of shares to employees	600,000	600	41,400	-	28,500	-	70,500
Shares issued for settlement of the note	1,500,000	1,500	148,500	-	-	-	150,000
Issuance of shares for cash	15,000	15	4,985	-	-	-	5,000
Capital contribution - sale of land	-	-	261,863	-	-	-	261,863
Net loss for the year	-	-	-	-	-	(1,236,297)	(1,236,297)
Balance, December 31, 2005	33,960,150	33,960	1,509,852	(51,611)	28,500	(3,674,005)	(2,153,304)

Issuance of shares to consultants	300	0.30	12	51,611	-	-	51,623
Issuance of shares to directors	-	-	-	-	38,750	-	38,750
Net loss for the year	-	-	-	-	-	(2,997,584)	(2,997,584)
Balance, December 31, 2006	33,960,450	$ 33,960	$ 1,509,864	$ -	$ 67,250	$ (6,671,589)	$ (5,060,515)

HEALTHCARE BUSINESS SERVICES GROUPS INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31
	2006	2005
		RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,997,584)	$(1,236,297)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	118,459	101,347
Issuance of shares for service	51,623	65,644
Put options expense	—	(54,965)
Shares to be issued for compensation	38,750	70,500
Beneficial conversion feature expense	1,756,828	—
Change in fair value of derivative liability	381,684	—
Gain on settlement of debt	—	(26,082)
(Increase) decrease in current assets:
Prepaid expenses	—	—)
Other assets	—	685
Increase in current liabilities:
Accounts payable and accrued expenses	(20,725)	866,361
Accrued officer compensation	(576,376)	—
Net cash used in operating activities	(94,588)	(212,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(7,290)	(21,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	332,490	333,463
Payment of notes payable	(510,162)	(43,500)
Proceeds from issuance of shares for cash	—	5,000
Due from related party	—	(4,458)
Payments of capital lease obligation	(6,300)	(10,024)
Proceeds from line of credit	(17,274)	13,357
Net cash provided by (used in) financing activities	(201,245)	293,838

NET (DECREASE) IN CASH & CASH EQUIVALENTS	(303,123)	59,519

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	303,123	243,604

CASH & CASH EQUIVALENTS, ENDING BALANCE	$0	$303,123

Supplementary Information:
Cash paid during the year for:
Interest	$—	$15,886
Income taxes	$1,700	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION -

(A) Organization and Nature of Business

Healthcare Business Services Groups Inc. (herein referred to as “Healthcare” or “Company”) was formed in Delaware in December 1994.  On April 23, 2004, the Company acquired 100% of the issued and outstanding shares of Healthcare, a Delaware corporation.  As part of the same transaction on May 7, 2004, the Company acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow").  The transactions are collectively referred to herein as the "Acquisition."  As a result of the Acquisition, the Company acquired 100% of three corporations.

The Company acquired Healthcare, AutoMed, and Silver Shadow from the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Company's common stock.  Immediately after these transactions, there were 31,414,650 shares of the Company's common stock outstanding.  As a result, control of the Company shifted to the sole owner who owns approximately 80.0% of the Company's common stock, and the Company changed its name to Healthcare.  Here in after all references to the Company refer to Healthcare, AutoMed, and Silver Shadow as a collective whole since their various inceptions.

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

Healthcare is a medical billing service provider that for over fifteen years has assisted various health care providers to successfully enhance their billing function.  Healthcare has a diversified market base with operations in Providence, Rhode Island; Laredo, Texas; and Upland, California.  Healthcare’s sister company, AutoMed, has developed a proprietary software system. In addition, Healthcare's other sister company, Silver Shadow, made an investment in real estate where Healthcare plans to construct its first surgical center and corporate office development. During the year ended December 31, 2005, the Company transferred the real estate and construction with historical cost of $ 488,137 and the loan associated with the real estate worth $ 250,000 with accrued interest of $ 12,500 to the officer of the Company.

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

(G) Impairment of Long-Lived Assets

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

There were no unvested stock options as of December 31, 2006 and the Company has neither granted nor vested any stock options during the year ended December 31, 2006.

(I) Income Taxes

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

(P) New Accounting Pronouncements

In February 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

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

d.

A brief description of the provisions of this Statement

e.

The date that adoption is required

f.

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

(Q) Supplemental Disclosure of Non-cash Investing and Financing Activities

The cash flow statements do not include the following non-cash investing and financing activities.

In 2005, the Company entered into a settlement agreement for the payment of the note by authorizing the payment of $ 100,000 in cash and issuance of 1,500,000 restricted shares of the Company. The Company paid $ 43,500 in cash during the year. The Company valued the shares based on the market value of the shares on agreement date. The shares have been valued at $ 150,000.

NOTE 2

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

Office and computer equipment	$124,966
Furniture and fixtures	89,869
214,835
Less accumulated depreciation	(173,677)
$41,156

Depreciation expense for the year ended December 31, 2006 and 2005 was $ 30,133 and $ 32,392,  respectively.

NOTE 3

INTANGIBLE ASSETS

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized.  Amortization is computed using the straight-line method over the estimated useful life of the asset.  Amortization begins from the date when the software becomes operational.  The website became operational from July 1, 2004.  The Company amortized $ 88,326 and $68,955 in the accompanying financial statements at December 31, 2006 and 2005 respectively. The balance at December 31, 2006 amounts to $38,978.

The intangible asset will be fully amortized in the year 2007.

NOTE 4

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable, accrued expenses and litigation accrual consist of the following:

            Trade payable                                                              $      597,687

            Payable to clients                                                                591,609

            Accrued interest                                                                    35,819

            Income tax payable                                                                 8,655

            Accrued payroll                                                                      6,039

            Accrued payroll tax                                                                6,588

            Accrued expenses                                                                 26,886

            Accrued vacation and sick time                                            13,111

            Equipment payable                                                                 1,115

            Other payable                                                                        40,285

                                                                                                      ------------

               Total accounts payable and accrued expenses            $1,327,796

                                                                                                       =======

NOTE 5

LINES OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $22,412 and $ 74,006 from the credit lines as of December 31, 2006.

NOTE 6

NOTES PAYABLE

Notes payable are summarized as follows:
2006

Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by equipment	$18,938
Long Term

Callable convertible secured note	$1,300,000

The Company recorded interest expense of $ 65,228 and $ 45,905 for the years ended December 31, 2006 and 2005 respectively.

The Company had note payable of $350,000, which was settled on July 3, 2006 from the funds received from the new Convertible Promissory Notes. Interest payment of $68,353 was paid on August 14, 2006 from the Second trench funds received from the new Convertible Promissory Notes. (See note 7 for details). The Company recorded $381,684 as change in fair value of derivative liability.

The Company had another note payable of $75,258 which was also settled during the year along with interest payment of $10,742.

NOTE 7   CALLABLE CONVERTIBLE SECURED NOTE AND SECURITIES

      PURCHASE AGREEMENT

On June 27, 2006, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 50,000,000 shares of our common stock (the “Warrants”).

Pursuant to the Securities Purchase Agreement, the Investors purchased the Notes and Warrants in three trenches as set forth below:

1.	At closing, on July 1, 2006 (“Closing”), the Investors purchased Notes aggregating $700,000 and warrants to purchase 17,500,000 shares based on the prorate shares of our common stock;

2.	On August 8, 2006 the investors purchased Notes aggregating $600,000 and warrants to puchase 15,000,000 shares based on the prorate shares of our common stock and,

3.

Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company has withdrawn the third trench as the Registration Statement was not effective to bring more funds into the Company.

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

The Company simultaneously issued to the Investors seven year warrants to purchase 32,500,000 shares of common stock at an exercise price of $.07.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

The Company has received the $ 1,300,000 through December 31, 2006.

The Company amortized the entire unamortized beneficial conversion feature amount of $ 1,103,741 as of December 31, 2006 .due to the default on the note.

The Company prepaid lender attorney fees and broker commission of $ 180,000. The Company amortized the entire amount of $ 180,000 as of December 31, 2006 due to the default on the note..

Following assumptions have been used to estimate the fair value of warrants at the date of issuance of note:

Warrants

Expected life	7 years
Volatility	98%
Dividend yield	0%
Risk free rate	4.5%

Following assumptions have been used to estimate the fair value of warrants and beneficial conversion feature as of December 31, 2006:

Warrants

Expected life	6.8 years
Volatility	98%
Dividend yield	0%
Risk free rate	4.5%

The Company is in default of the note as its registration statement has not become effective as stipulated by the agreement. The note is immediately due and payable and has been shown as a current liability in the accompanying financials. The Company has accrued interest on the note at the default interest rate of 15%.

The Company accrued interest of $35,819 on the note during the year ended December 31, 2006.

The Company computed the embedded beneficial conversion liability of $ 1,300,000 and warrant liability of $ 438,482 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $ 1,738,482.

NOTE 8

STOCKHOLDERS' DEFICIENCY

Common Stock

The Company increased its authorized capital to 750,000,000 shares from 50,000,000 shares of common stock $0.001 par value as of December 31, 2006. The Company currently has 33,960,450 common shares issued and outstanding.

During the year ended December 31, 2006, the Company issued 300 shares to consultants for services rendered. The Company recorded expense in the books based on the market value of the shares on the date of issuance of shares to the consultants.

The Company recorded $38,750 as officer compensation for 1,000,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the fair market value at the date of service.

During 2005, the Company issued 905,000 restricted Common Shares to various consultants valued at $117,255 for business consulting and advisory services. The Company has expensed $ 65,644 and has recorded the prepaid consulting expenses of $ 51,611 based on the term of the consulting agreements. The prepaid consulting expenses will be amortized over the term of the consulting contracts.

During 2005, the Company issued 600,000 shares to the officer of the Company pursuant to her employment agreement valued at $ 42,000. The Company has 400,000 shares to be issued to the officer valued at $28,500 as of December 31, 2005.

During 2005, the Company issued 15,000 shares for cash amounting to $ 5,000.

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

NOTE 9

COMMITMENTS

During 2006, the Company leased its corporate offices space in Upland, California and in   Lincoln, Rhode Island under operating lease agreements.  The Upland facility lease calls for a monthly rent of $3,387. The Upland facility’s operating lease expired in November 2006. Rent expenses under operating leases for the year ended December 31, 2006 and 2005 were $ 40,644 and $48,629.  The Company is on a month to month lease as of December 31, 2006.

NOTE 10

INCOME TAXES

Income tax expense (benefit) for the year ended December 31, 2006 is summarized as follows:

2006
Current:
Federal	$—
State	2,400
$2,400
Deferred:
Federal	$660,000
State	117,000
777,00
Valuation allowance	(777,000)
$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31,	December 31,
	2006	2005
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	(40)	(40)
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

At December 31, 2006, the Company had net operating loss carry forwards of approximately $4,363,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2020.

NOTE 11

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The three major customers of the Company provided $708,369 or 70% of the revenues of the Company for the year ended December 31, 2006.  The two major customers of the Company provided $1,095,683 or 70% of the revenues of the Company for the year ended December 31, 2005. There are no accounts receivable from any of the major customers as of December 31, 2006.

NOTE 12

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $ 2,997,584, a working capital deficiency of $5,144,299, stockholders’ deficit of $ 5,060,515, an accumulated deficit of $ 6,671,589 and cash used in operations of $ 94,588.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 13

LITIGATION

The Company is The Company is currently plaintiff to two and defendant to two law suits. The Company filed claims for non payment of fees by former clients due to clients diverted funds billed by company and did not pay Billing fees.

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. (“New Horizon”) initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. HBSGI, et al. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys’ fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. This matter was dismissed by arbitrator for non payment of arbitrator’s fee.

2 In January 2004, Claimant Leonard J. Soloniuk, MD initiated an arbitration against HBSGI with the American Asrbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, MD v. HBSGI

In a decision dated April 5, 2006, the arbitrator awarded HBSGI nothing against Soloniuk. The arbitrator further awarded Soloniuk $ 275,000 against the HBSGI as well as interest accruing from June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered HBSGI to reimburse Soloniuk costs in the amount of $ 1,875. Company argues that of this $275,000, $210,000 was already paid to Soloniuk since November 4, 2002, last date of payment were considered by arbitrator and therefore the judgment should be reduced accordingly. The Company can provide no assurances that it will be successful in this argument.

3. Company recently filed new legal actions against Solonuik for fraud, deception, and intentional non disclosure of money received from HBSGI collection to the arbitration hearing to gain advantage. Company also filed an application of injunction to prevent Solonuik to use HBSGI billing method. Hearing is set for May 10, 2007. Company is suing Solonuik for $750,000 plus cost of lawsuit.

4. On September 20, 1999, Mohammad Tariq, MD was granted a default judgment in the District Court of Collin County, Texas, 380th Judicial District in the amount of $280,835.10, plus prejudgment and post-judgment interest against Healthcare Business Services Group, Inc., d/b/a/ Peacock Healthcare.

Kamran Ghadimi bought the Tariq judgment in April 28, 2006 and pursuing collection in California.

This matter was settled on November 8, 2006 for $185,000. The Company paid $140,000 out of $185,000 and making payments monthly for $3000.00. As of filing this report company owes 15 months of payment equal to $45,000. Case was dismissed in 2007.

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

Healthcare filed a collection action against Frank Zondlo, and Zondlo also filed across-complaint against Healthcare.  The matter is now in the discovery and law and motion stage.

NOTE 14

RELATED PARTY TRANSACTIONS

During the year 2006, the Company accrued 1,000,000 shares to be issued to the officer of the Company pursuant to her employment agreement valued at $ 38,750.

NOTE 15  RESTATEMENTS

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

ITEM 10.

EXECUTIVE COMPENSATION

	Annual Compensation								Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus		Other Annual Award(s)		Restricted Stock Compensation	Securities Underlying Options

Chandana Basu (1)	2006	$60,000	(1)	$540,000	(1)	600,000	(3)	0	0
Chief Executive Officer, Treasurer and Director	2005	$60,000	(2)	$540,000	(2)	0		0	0

(1) Chandana Basu receives a salary of $5,000 per month and a minimum bonus of $45,000 per month pursuant to an employment agreement with Healthcare.

(2) Chandana Basu receives a salary of $5,000 per month and a minimum bonus of $45,000 per month pursuant to an employment agreement with Healthcare.

(3) We also issued 600,000 shares of common stock valued at $42,000 to Ms. Basu pursuant to her employment agreement with us. The employment agreement provides for the issuance of 1,000,000 shares of common stock for each year. As of December 31, 2006, 400,000 shares of common stock valued at $28,500 remain issuable to her.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer, President	April 16, 2007
Chandana Basu	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer and	April 16, 2007
Chandana Basu	President

/s/ Chandana Basu	Secretary/Treasurer
Chandana Basu	Chief Financial Officer	April 16, 2007