Form 10KSB/A
period 2006-12-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2007-04-20
CIK 1192069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)
[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____01/01/2006_______ to __________12/31/2006___

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

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 11, 2006 , was approximately $2,207,410.

As of April 11, 2006 the issuer had 33,960,150 shares of common stock, $.001 par value per share outstanding ("Common Stock").

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [  ] No [x]

HEALTHCARE BUSINESS SERVICES GROUPS, INC.

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2005

2

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Healthcare Business Services Groups, Inc. (the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2006 .

BUSINESS DEVELOPMENT

The Company was incorporated in the State of  Nevada on  May 2, 2000, as Winfield Capital Group, Inc. On June 6, 2001 , the Company filed a Certificate of Amendment to its Articles of Incorporation to affect a name change to "Winfield Financial Group, Inc." On  April 23, 2004 , the Company acquired 100% of the equity interest of Healthcare Business Services Groups, Inc. ("Healthcare"). As part of the same transaction, the Company acquired 100% of the equity interest of AutoMed Software Corp. ("AutoMed") and Silver Shadow Properties, LLC ("Silver Shadow") on May 7, 2004 . Prior to the Acquisition (defined below), the Company was a business broker, primarily representing sellers and offering its clients' businesses for sale. As a result of the acquisition, the Company changed its business focus to medical billing. On January 7, 2005 , the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State and changed its name to "Healthcare Business Services Groups, Inc."

On April 23, 2004, the Company acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation ("Healthcare"). As part of the same transaction on May 7, 2004, the Company acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." The Company acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Company's Common Stock. As a result of the Acquisition, the Company has changed its business focus. The term "Company" shall include a reference to Healthcare Business Services Groups, Inc. (the "Company").

On June 21, 2004, the Company entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Company) and Linda Burley (former Director and Secretary of the Company) whereby the Company agreed to transfer certain assets owned by the Company immediately prior to the change in control in consideration for Mr. and Mrs. Burley's cancellation of an aggregate of 2,640,000 of their shares of the Company's common stock. The Company transferred the following assets to Mr. and Mrs. Burley: (i) the right to the name "Winfield Financial Group, Inc." and (ii) any contracts, agreements, rights or other intangible property that related to the Company's business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Company's financial statements. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley's Common Stock, there were 29,774,650 shares of the Company's Common Stock outstanding. As a result of these transactions, control of the Company shifted to Ms. Basu. Ms. Basu currently owns 25,750,000 shares (or approximately 81.00%) out of 33,960,150 shares of the Company's issued and outstanding Common Stock.

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

DESCRIPTION OF THE COMPANY'S CURRENT BUSINESS OPERATIONS

As a result of the Acquisition, discussed above, the Company operates as a medical billing service provider which attempts to assist various health care providers to enhance their billing functions. The Company has a diversified market base with customers in  Texas ,  California,  Florida ,  New York and  Washington . The Company has developed a proprietary medical billing software system named AutoMed. The Company has beta tested AutoMed, is currently using AutoMed in-house for its billing service operations, and plans to market AutoMed commercially in 2006. The Company expects that after AutoMed is launched, the Company's revenues will grow over the next three to five years, as the Company extends its billing model into the technology era, however, the Company can give no assurances that it will see increases in revenue, when AutoMed is launched, if ever.

The Company, through a reimbursement account bills and collects on medical billings. The Company retains a percentage of the collection as a fee, typically 10%, and remits the balance to the client.

DESCRIPTION OF THE COMPANY'S PRINCIPAL PRODUCTS AND SERVICES

The Company is a medical reimbursement consulting firm dedicated to helping medical practices become more efficient and save money by allowing them to out-source their insurance processing and medical billing functions. The Company currently provides medical billing services ("Medical Billing") to various health care providers within the  United States . The Company is in the process of entering into another new line of business: the research, development and marketing of its proprietary medical billing software ("AutoMed").

The Company's traditional core competency is Medical Billing. The Company conducts the Medical Billing line of business through its  Delaware subsidiary, Healthcare Business Services Groups, Inc. With Medical Billing, the Company has a successful track record of assisting various health care providers to successfully enhance their billing function. The Company also continues to increase relationships with physicians and medical specialty practices around the country to provide its Medical Billing services. The Company believes that the automated medical billing software business will provide higher margins to the Company's overall business operations.

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

•

Health Maintenance Organization (HMO), Preferred Provider Organization

•

(PPO) and capitation contract management

•

Business Auditing

The medical billing business is labor intensive; however, the Company believes that its clients collect more revenue than they otherwise would collect without the Company's services. Due to this benefit to its clients, Healthcare has experienced continued growth since its inception in 1990. By outsourcing the medical billing function, the Company believes its clients have been able to maximize their return from insurance carriers, and to allocate their office staff capacity to more crucial tasks.

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

EMPLOYEES

The Company has a total of 5 full-time employees, none of which are members of any union in connection with the Company's operations.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company currently leases office space in  Upland, California. The  Upland lease is being extended through November 2007. The Company pays $3,337 per month for 3,800 square feet of office space in  Upland, California .

ITEM 3.	LEGAL PROCEEDINGS

The Company is The Company is currently plaintiff to two and defendant to two law suits. The Company filed claims for non payment of fees by former clients due to clients diverted funds billed by company and did not pay Billing fees.

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. ("New Horizon") initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. HBSGI, et al. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys' fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. This matter was dismissed by arbitrator for non payment of arbitrator's fee.

2 In January 2004, Claimant Leonard J. Soloniuk, MD initiated an arbitration against HBSGI with the American Asrbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, MD v. HBSGI

In a decision dated April 5, 2006 , the arbitrator awarded HBSGI nothing against Soloniuk. The arbitrator further awarded Soloniuk $ 275,000 against the HBSGI as well as interest accruing from  June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered HBSGI to reimburse Soloniuk costs in the amount of $ 1,875. Company argues that of this $275,000, $210,000 was already paid to Soloniuk since November 4, 2002, last date of payment were considered by arbitrator and therefore the judgment should be reduced accordingly. The Company can provide no assurances that it will be successful in this argument.

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

5. Healthcare filed a collection action against Frank Zondlo, and Zondlo also filed across-complaint against Healthcare.  The matter is now in the discovery and law and motion stage.

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

On  November 12, 2004 the majority shareholder of the Company ("Majority Shareholder") pursuant to a written consent to action without meeting, voted to repeal the Company's current Bylaws and to adopt amended Bylaws to take its place. The action was approved by 25,150,000 shares, which at that time represented 81.5% of the Company's outstanding Common Stock, which were voted solely by the Company's Majority Shareholder.

On  November 12, 2004 , the Majority Shareholder pursuant to a written consent to action without a meeting of the shareholders, voted to remove Dr. Thomas Guthrie as a director of the Company and to appoint Chandana Basu as a Director of the Company to fill the vacancy left on the board.

On  January 7, 2005 , the Majority Shareholder pursuant to a written consent to action without a meeting of the shareholders, instructed the officers to take whatever action necessary to amend the Company's Articles of Incorporation to reflect a name change to "Healthcare Business Services Groups, Inc."

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. below are the high and low bid prices for the Company's Common Stock for the past two (2) fiscal years. Prior to January 12, 2005 , the Company's trading symbol was "WFLD," however in connection with the Company's change in business focus and name change, the Company's securities began trading under the symbol "HBSV," on  January 12, 2005 .

The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	BID PRICES
QUARTER ENDED	HIGH	LOW
December 31, 2006	0.20	0.17
September 30, 2006	0.13	0.11
June 30, 2006	0.15	0.11
March 31, 2006	0.07	0.06

There were 71 holders of record of the common stock as of April 11, 2007. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

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

On  April 7, 2004 , the Registrant filed Articles of Exchange with the State of  Nevada to take effect on such date. Under the terms of the Articles of Exchange, the Registrant was to acquire Vanguard Commercial, Inc., a  Nevada corporation ("Vanguard") whereby the Registrant was to issue 197,000 of its shares of Common Stock in exchange for all of the issued and outstanding Common Stock of Vanguard. Robert Burley, a former Director of the Registrant and the Registrant's former President, Chief Executive Officer and Treasurer is also an officer and director of Vanguard. Subsequent to the effective date of the exchange with Vanguard, the Registrant and Vanguard mutually agreed to rescind the transaction. The Registrant filed a Certificate of Correction with the State of  Nevada rescinding the exchange with Vanguard, which never took place and the Registrant never issued any of its shares with respect thereto.

On April 22, 2004, the Registrant amended its Articles of Incorporation to increase the authorized shares to Fifty Million (50,000,000) shares of Common Stock, to reauthorize the par value of $.001 per share of Common Stock and to reauthorize 5,000,000 shares of preferred stock with a par value of $.001 per share of preferred stock.

On  April 23, 2004 , the Registrant acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a  Delaware corporation ("Healthcare"). As part of the same transaction on May 7, 2004, the Registrant acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." The Registrant acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Registrant's Common Stock. The term "Company" shall include a reference to Winfield Financial Group, Inc., Healthcare, AutoMed and Silver Shadow unless otherwise stated. Healthcare, AutoMed and Silver Shadow are sometimes collectively referred to herein as "HBSGII."

On June 21, 2004, the Registrant entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Registrant) and Linda Burley (former Director and Secretary of the Registrant) whereby the Registrant agreed to transfer certain assets owned by the Registrant immediately prior to the change in control in consideration for Mr. and Mrs. Burley's cancellation of an aggregate of 2,640,000 of their shares of the Registrant's Common Stock. The Registrant transferred the following assets to Mr. and Mrs. Burley: i) the right to the name "Winfield Financial Group, Inc." and ii) any contracts, agreements, rights or other intangible property that related to the Registrant's business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Registrant's financial statements. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley, there were 28,774,650 shares of the Registrant's  Common Stock outstanding. As a result of these transactions, control of the Registrant shifted to Ms. Basu. Ms. Basu currently owns 25,150,000 shares (or approximately 81.1%) out of 31,040,150 of the Registrant's issued and outstanding Common Stock.

On  January 5, 2005 , the Registrant changed its name to Healthcare Business Services Groups, Inc. The Registrant is a holding company for HBSGI. The business operations discussed herein are conducted by HBSGI. The Registrant, through HBSGI, is engaged in the business of providing medical billing services to healthcare providers in the  United States .

The Company is a medical billing service provider that for over fourteen years has assisted various healthcare providers to successfully enhance their billing function. The Company has a diversified market base with headquartered in  Upland , California . The Company has developed a proprietary medical billing software system named AutoMedÖ. The Company has installed, and is currently ready to market and install, AutoMedÖ at some of the Company's existing medical billing clients. The Company expects that after this software is launched, revenues will grow substantially over the next three to five years extending its billing model into the technology era.

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

General & administrative ("G&A") expense for the year ended  December 31, 2006 was $ 1,430,130 compared to $ 1,758,137 for the same period in 2005. The decrease in G&A expenses in 2006 was due to decrease in costs incurred by the Company in marketing the company's business as well as legal fees paid against settlement of various litigations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $ 5,144,299 as of  December 31, 2006 . The Company had total assets of $ 83,784 as of December 31, 2006, which consisted of $ 41,156 of property and equipment, $ 38,978 of intangible assets from the Company's website technology costs and $3,650 of deposits.

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

Net cash used in operating activities was $94,588 during the year ended  December 31, 2006 , as compared to net cash used in operating activities of $ 212,807 during the same period in 2005.

Net cash used in investing activity during the year ended December 31, 2006 was $7,290 as compared to net cash used in investing activities of $ 21,512 during the same period in 2005.

Net cash provided by financing activities was $ 201,245 during the year ended  December 31, 2006 , as compared to net cash provided by financing activities of $ 293,838 for the same period in 2005.

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

On June 27, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 50,000,000 shares of our common stock (the "Warrants").

Pursuant to the Securities Purchase Agreement, the Investors purchased the Notes and Warrants in three trenches as set forth below:

1.	At closing, on July 1, 2006 ("Closing"), the Investors purchased Notes aggregating $700,000 and warrants to purchase 17,500,000 shares based on the prorate shares of our common stock;

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

The Notes carry an interest rate of 6% and a maturity date of June 27, 2009. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

 The Company has an option to prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.05 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.05, the Company may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 50,000,000 shares of common stock at an exercise price of $.07.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

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

A SUBSTANTIAL AMOUNT OF OUR REVENUES COME FROM SIX MAIN CLIENTS.

For the year ended December 31, 2005 , the Company received approximately 50% of its revenue or $1,095,683, from six major clients. If the Company were to lose any or all of these three clients, it would have a materially adverse effect on the Company's revenue, and if the Company is unable to gain a new large client to take its place, of a sufficient number of smaller clients to take the place of the major client or clients who are lost, the Company could be forced to abandon or curtail its business plan.

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

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of December 31, 2006 the Company has accumulated deficit amounting to $ 6,671,589, net loss amounting $ 2,997,584, working capital deficit amounting to $ 5,144,299 and net cash used in operations of $ 94,588. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed, if we are unable to continue you will loose your investment.

WE RELY ON KEY MANAGEMENT.

The success of the Company depends upon the personal efforts and abilities of Chandana Basu. The Company faces competition in retaining Ms. Basu and in attracting new personnel should Ms. Basu choose to leave the Company. There is no assurance that the Company will be able to retain and/or continue to adequately motivate Ms. Basu in the future. The loss of Ms. Basu or the Company's inability to continue to adequately motivate her could have a material adverse effect on the Company's business and operations.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the  United States . The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

.

a.

A brief description of the provisions of this Statement

b.

The date that adoption is required

c.

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

d.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

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

AS OF DECEMBER 31, 2006

HEALTHCARE BUSINESS SERVICES GROUPS INC.

AND SUBSIDIARIES

(formerly known as Winfield Financial Group, Inc.)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES	6 - 21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Healthcare Business Services Groups Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Healthcare Business Services Groups Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Business Services Groups Inc. and subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 12 to the consolidated financial statements, the Company had a loss of $ 2,977,584, a working capital deficit of $5,144,299, stockholders' deficit of $ 5,060,515, an accumulated deficit of $6,671,589 and cash used in operations of $ 94,588.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 13.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15, the financial statements for the year ended December 31, 2005 have been restated.

Kabani & Company

Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles,  California

April 13 , 2007

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

HEALTHCARE BUSINESS SERVICES GROUPS INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31
	2006	2005
		RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,997,584)	$(1,236,297)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	118,459	101,347
Issuance of shares for service	51,623	65,644
Put options expense	—	(54,965)
Shares to be issued for compensation	38,750	70,500
Beneficial conversion feature expense	1,756,828	—
Change in fair value of derivative liability	381,684	—
Gain on settlement of debt	—	(26,082)
(Increase) decrease in current assets:
Prepaid expenses	—	—
Other assets	—	685
Increase in current liabilities:
Accounts payable and accrued expenses	(20,725)	866,361
Accrued officer compensation	576,376	—
Net cash used in operating activities	(94,588)	(212,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(7,290)	(21,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	332,490	333,463
Payment of notes payable	(510,162)	(43,500)
Proceeds from issuance of shares for cash	—	5,000
Due from related party	—	(4,458)
Payments of capital lease obligation	(6,300)	(10,024)
Proceeds from line of credit	(17,274)	13,357
Net cash provided by (used in) financing activities	(201,245)	293,838

NET (DECREASE) IN CASH & CASH EQUIVALENTS	(303,123)	59,519

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	303,123	243,604

CASH & CASH EQUIVALENTS, ENDING BALANCE	$0	$303,123

Supplementary Information:
Cash paid during the year for:
Interest	$—	$15,886
Income taxes	$1,700	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION -

(A) Organization and Nature of Business

Healthcare Business Services Groups Inc. (herein referred to as "Healthcare" or "Company") was formed in Delaware in December 1994.  On April 23, 2004, the Company acquired 100% of the issued and outstanding shares of Healthcare, a Delaware corporation.  As part of the same transaction on May 7, 2004, the Company acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow").  The transactions are collectively referred to herein as the "Acquisition."  As a result of the Acquisition, the Company acquired 100% of three corporations.

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

Healthcare is a medical billing service provider that for over fifteen years has assisted various health care providers to successfully enhance their billing function.  Healthcare has a diversified market servicing AZ, NY, WA, FL, TX and California.

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

Prior to January 1, 2006, the company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees," and related interpretations (APB No. 25) and has opted for the disclosure provisions of SFAS No. 123. Thus, expense was generally not recognized for the company's employee stock option and purchase plans.

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

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.

A brief description of the provisions of this Statement

b.

The date that adoption is required

c.

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

d.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

Office and computer equipment	$124,966
Furniture and fixtures	89,869
214,835
Less accumulated depreciation	(173,677)
$41,156

Depreciation expense for the year ended December 31, 2006 and 2005 was $ 30,133 and $ 32,392, respectively.

NOTE 3 - INTANGIBLE ASSETS

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

NOTE 5 -  LINES OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $22,412 and $ 74,006 from the credit lines as of December 31, 2006.

NOTE 6 - NOTES PAYABLE

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

NOTE 7 - CALLABLE CONVERTIBLE SECURED NOTE AND SECURITIES PURCHASE AGREEMENT

On June 27, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 50,000,000 shares of our common stock (the "Warrants").

Pursuant to the Securities Purchase Agreement, the Investors purchased the Notes and Warrants in three trenches as set forth below:

1.

At closing, on July 1, 2006 ("Closing"), the Investors purchased Notes aggregating $700,000 and warrants to purchase 17,500,000  shares based on the prorate shares of our common stock;

2.

On August 8, 2006 the investors purchased Notes aggregating $600,000 and warrants to puchase 15,000,000 shares based on the prorate shares of our common stock and,

3.

.Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company has withdrawn the third trench as the Registration Statement was not effective to bring more funds into the Company.

The Notes carry an interest rate of 6% and a maturity date of June 27, 2009. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

The Company has an option to prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.05 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.05, the Company may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 32,500,000 shares of common stock at an exercise price of $.07.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

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

NOTE 8 - STOCKHOLDERS' DEFICIENCY

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

NOTE 9 - COMMITMENTS

During 2006, the Company leased its corporate offices space in Upland, California and in   Lincoln, Rhode Island under operating lease agreements.  The Upland facility lease calls for a monthly rent of $3,387. The Upland facility's operating lease expired in November 2006. Rent expenses under operating leases for the year ended December 31, 2006 and 2005 were $ 40,644 and $48,629.  The Company is on a month to month lease as of December 31, 2006.

NOTE 10 - INCOME TAXES

Income tax expense (benefit) for the year ended December 31, 2006 is summarized as follows:

2006
Current:
Federal	$-
State	2,400
$2,400
Deferred:
Federal	$660,000
State	117,000
777,00
Valuation allowance	(777,000)
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

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The three major customers of the Company provided $708,369 or 70% of the revenues of the Company for the year ended December 31, 2006.  The two major customers of the Company provided $1,095,683 or 70% of the revenues of the Company for the year ended December 31, 2005. There are no accounts receivable from any of the major customers as of December 31, 2006.

NOTE 12 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $ 2,997,584, a working capital deficiency of $5,144,299, stockholders' deficit of $ 5,060,515, an accumulated deficit of $ 6,671,589 and cash used in operations of $ 94,588.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 13 - LITIGATION

The Company is The Company is currently plaintiff to two and defendant to two law suits. The Company filed claims for non payment of fees by former clients due to clients diverted funds billed by company and did not pay Billing fees.

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. ("New Horizon") initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. HBSGI, et al. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys' fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. This matter was dismissed by arbitrator for non payment of arbitrator's fee.

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

NOTE 14 - -RELATED PARTY TRANSACTIONS

During the year 2006, the Company accrued 1,000,000 shares to be issued to the officer of the Company pursuant to her employment agreement valued at $ 38,750.

NOTE 15 - RESTATEMENTS

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

The Company has restated its financial statements for these adjustments as of December 31, 2005 and December 31, 2004.

The effect of the restatement is as follows:

BALANCE SHEET AS OF DECEMBER 31, 2004

LIABILITIES AND STOCKHOLDER'S DEFICIT	AS PREVIOUSLY	AS
	REPORTED	RESTATED

CURRENT LIABILITIES
Derivative liability	$0	$143,213

STOCKHOLDER'S DEFICIT
Additional paid-in-capital	$537,868	$936,754
Accumulated deficit	$(1,895,609)	$(2,437,708)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004
Consulting expenses	$524,278	$923,164
General & administration expense	$2,346,946	$2,490,160

BALANCE SHEET AS OF DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDER'S DEFICIT	AS PREVIOUSLY	AS
	REPORTED	RESTATED
CURRENT LIABILITIES
Derivative liability	$0	$88,248
STOCKHOLDER'S DEFICIT
Additional paid-in-capital	$849,103	$1,509,852
Accumulated deficit	(2,925,008)	(3,674,005)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

Capital contribution	$261,863	$0
General & administration expense	$1,813,102	$1,758,137

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors .To the Company's knowledge, there are no agreements or understandings for any officer or director to resign at the request of another person nor is any officer or director acting on behalf of or is to act at the direction of any other person other than in his fiduciary capacity of and for the benefit of the Company and at its direction.

Set forth below is certain biographical information regarding our executive officers and directors:

Chandana Basu - Chief Executive Officer, Treasurer and Director

Chandana Basu has served as our Chief Executive Officer and Treasurer since May 2004, after we acquired Healthcare Business Services Group, Inc. ("HBSGI"), a full-service medical billing agency and our wholly-owned subsidiary. She has served as our director since November 12, 2004. Ms. Basu incorporated HBSGI in December 1994. Ms. Basu has operated HBSGI for the past 14 years as of 2004. Ms. Basu has been grown HBSGI from a core client base of doctors and hospitals in California, Florida, Washington State and Texas without the use of consistent marketing or advert advertising. Ms. Basu has over 17 years of experience in medical bill collecting from insurance companies.

Nariunder Grewal, M.D. - Director

Narinder Grewal, M.D., an anesthesiologist, pain management specialist, has been a self-employed Medical Doctor for the last seventeen years. Dr. Grewal has over 11 years of relationship with us.

Bhati Shah, M.D. - Director

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

 .

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2005.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of July 26, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)

Chandana Basu	25,750,000	75.8%
1126 West Foothill Blvd., Suite 105
Upland, California 91786

Narinder Grewal, MD	100,000	0.003%
1126 West Foothill Blvd., Suite 105
Upland, California 91786

Bharati Shah, MD	50,000	0.002%
1126 West Foothill Blvd., Suite 105
Upland, California 91786

Officers and Directors as a Group (3 persons)	25,900,000	76.804%

(1) Based on 33,960,450 shares issued and outstanding as of July 28, 2006 .

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

We use a California company, Alta Vista Billing Service For Complex Medical Care, Inc. ("Alta Vista"), to deposit money for our clients. Alta Vista is 100% owned by our Chief Executive Officer, Chandana Basu, and serves only as a reimbursement account to keep our client's deposits in a separate account for which it receives no compensation.

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

The Company filed no Reports on Form 8-K during the fiscal quarter ended December 31, 2006.

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

SERVICES	2006	2005

Audit fees	$42,000	$36,500
Audit-related fees	13,190	10,000
Tax fees		-
All other fees	500	500

Total fees	$55,690	$ 47,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer, President	April 17, 2007
Chandana Basu	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer and	April 17, 2007
Chandana Basu	President

/s/ Chandana Basu	Secretary/Treasurer
Chandana Basu	Chief Financial Officer	April 17, 2007