Form 10QSB
period 2007-03-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2007-05-22
CIK 1192069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number: 000-50014

HEALTHCARE BUSINESS SERVICES GROUPS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0478644
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1126 West Foothill Blvd, Suite 105, Upland, CA 91786
(Address of principal executive offices)

(909) 608-2035
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-QSB. [   ]

The issuer's revenues for the most recent fiscal year ended December 31, 2007 were $1,565,262.

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

PART 1.  FINANCIAL STATEMENTS

HEALTHCARE BUSINESS SERVICES GROUPS INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

PROPERTY AND EQUIPMENT, net	$52,707

INTANGIBLE ASSET, net
Website technology costs, net	19,489

DEPOSITS	3,650
$75,845

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,481,007
Accrued officer compensation	457,402
Litigation accrual	209,000
Lines of credit	92,968
Derivative liability	1,415,030
Lease Payable	18,938
Notes payable	1,300,000
Total current liabilities	4,974,345

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; Authorized shares 5,000,000,
none issued and outstanding	-
Common stock, $0.001 par value; Authorized shares 750,000,000,
33,960,450 shares issued and outstanding	33,960
Additional paid in capital	1,509,864
Shares to be issued	69,000
Accumulated deficit	(6,511,324)
Total stockholders' deficit	(4,898,500)
$75,845

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month periods ended
	March 31
	2007	2006

Net revenues	$284,434	$314,809

Operating expenses
General and administrative expenses	258,612	326,838
Officer Compensation	136,750	166,250
Depreciation and amortization	23,960	19,607
Total operating expenses	419,322	512,695

Loss from Operations	(134,888)	(197,886)

Other income (expenses):
Interest expense and financing cost	(27,499)	(17,755)
Change in fair value of derivative liability	323,452	-
Total other income (expenses)	295,953	(17,755)

Provision for income taxes	800	1,700

Net income (loss)	$160,265	$(217,341)

Basic & diluted net loss per share	$0.00	$(0.01)

Basic & diluted weighted average number of
common stock outstanding	33,960,450	33,960,150

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month periods ended March 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$160,265	$(217,341)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation and amortization	23,960	19,607
Amortization of shares for issued for consulting	-	18,750
Shares to be issued for compensation	1,750	16,250
Change in fair value of derivative liability	(323,452)	-
(Increase) decrease in current assets:
Receivables	-	4,458
Increase in current liabilities:
Accounts payable and accrued expenses	37,211	18,699
Accrued officer compensation	119,737	-
Net cash provided by (used in) operating activities	19,471	(139,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(16,021)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	-	(12,596)
Payment towards line of credit	(3,450)	(9,182)
Net cash used in financing activities	(3,450)	(21,778)

NET DECREASE IN CASH & CASH EQUIVALENTS	-	(161,355)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	303,123

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$141,768

Supplementary Information:
Cash paid during the year for:
Interest	$-	$4,111
Income taxes	$-	$1,700

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AutoMed Software Corp. and Silver Shadow Properties, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the three months periods ended March 31, 2007 and March 31, 2006 include Healthcare Business Services Groups Inc. and the Company.

BASIS OF PRESENTATION
The unaudited consolidated financial statements have been prepared by Healthcare Business Services Groups Inc., (herein referred to as “Healthcare” or “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

(D) Basic and diluted net loss per share

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

 (E) Reclassifications

For comparative purposes, prior years' consolidated financial statements have been reclassified to conform to report classifications of the current year.

(F) New Accounting Pronouncements

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

 NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 consisted of the following:

Office and computer equipment	$128,966
Furniture and fixtures	101,889
230,855
Less accumulated depreciation	(178,148)
$52,707

Depreciation expense for the three months periods ended March 31, 2007 and 2006 was $ 4,471 and $ 7,069, respectively.

NOTE 3 INTANGIBLE ASSETS

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset. Amortization begins from the date when the software becomes operational. The website became operational from July 1, 2004. The Company amortized $ 19,489 and $12,538 for the three months periods ended March 31, 2007 and 2006 respectively. The balance at March 31, 2007 amounts to $ 19,489.

The intangible asset will be fully amortized by June 30, 2007.

NOTE 4  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable, accrued expenses and litigation accrual consist of the following at March 31, 2007:

Trade payable	$868,875
Payable to clients	474,476
Accrued interest	55,319
Income tax payable	9,455
Accrued payroll	6,039
Accrued payroll tax	3,322
Accrued expenses	17,587
Accrued vacation and sick time	13,114
Payable for purchase of equipment	1,114
Other payable	31,706

Total accounts payable and accrued expenses	$1,481,007

NOTE 5 LINES OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $15,837 and $ 77,131 from the credit lines as of March 31, 2007.

NOTE 6 NOTES PAYABLE

Notes payable are summarized as follows:
2006

Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by equipment	$18,938

Callable convertible secured note, due	$1,300,000

The Company recorded interest expense of $ 19,500 and $ 12,753 for the three months periods ended March 31, 2007 and 2006 respectively.

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

The Company simultaneously issued to the Investors seven year warrants to purchase 32,500,000 shares of common stock at an exercise price of $0.07.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

The company accrued interest of $19,500 on the note during the three months periods ended March 31, 2007.

The Company is in default of the note as its registration statement has not become effective as stipulated by the agreement. The note is immediately due and payable and has been shown as a current liability in the accompanying financials. The Company has accrued interest on the note at the default interest rate of 18%.

The Company computed the beneficial conversion liability of $ 1,300,000 and warrant liability of $ 115,030 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $ 1,415,030.

NOTE 8 STOCKHOLDERS' DEFICIENCY

Common Stock

The Company is presently authorized to issue 750,000,000 shares of $0.001 par value Common Stock. The Company currently has 33,960,450 common shares issued and outstanding. The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor is any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

The Company did not issue any stock during the three months period ended March 31, 2007.

The Company recorded $ 1,750 as officer compensation for 250,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the market value at March 31, 2007.

The Company did not issue any stock during the three month period ended March 31, 2006.

The Company recorded $ 16,250 as officer compensation for 250,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the market at March 31, 2006.

Class B Preferred Stock

The Company’s Articles of Incorporation (Articles”) authorize the issuance of 5,000,000 shares of no par value Class B Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

NOTE 9 COMMITMENTS

During the three month period ending March 31, 2007, the Company leased its corporate offices space in Upland, California under operating lease agreement. The facility lease calls for a monthly rent of $3,387. Rent expenses under operating leases for the three months period ending March 31, 2007 and 2006 were $ 10,161 and $10,749. The Company is on a month to month lease as of March 31, 2007.

NOTE 10 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. Although the Company had a profit of $ 160,265 for the three months periods ending March 31, 2007, there is working capital deficiency of $ 4,974,345, stockholders’ deficit of $ 4,898,500, and an accumulated deficit of $ 6,511,324. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 11 LITIGATION

The Company is currently plaintiff to two and defendant to two law suits. The Company filed claims for non payment of fees by former clients due to clients diverted funds billed by company and did not pay Billing fees. The Company has accrued $ 209,000 in the accompanying financials statements.

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

This matter was settled on November 8, 2006 for $185,000. The Company paid $140,000 out of $185,000 and making payments monthly for $3,000. As of filing this report company owes 15 months of payment equal to $45,000. Case was dismissed in 2007.

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

NOTE 12  RELATED PARTY TRANSACTIONS

The Company recorded $ 1,750 as officer compensation for 250,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the market value at March 31, 2007.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2006

Revenue for the three month period ended March 31, 2007 were $ 284,434 compared to $ 314,809 for the same period in 2006. The decrease in revenues was due to reduction in collections from the customers and hence decrease in commissions earned during the three month period ended March 31, 2007 as compared to same period in 2006. The Company expects to earn higher revenues in future since it has hired more marketing representatives. The revenues are recognized on accrual basis of accounting.

General & administrative (“G&A”) expense for the three month period ended March 31, 2007 was $ 258,612 compared to $ 326,838 for the same period in 2006. The decrease in G&A expenses in 2007 was due to decrease in costs incurred by the Company in marketing the company’s business as well as legal fees paid against settlement of various litigations.

Depreciation and amortization was $ 23,960 for the three month period ended March 31, 2007 as compared to $ 19,607 for the same period in 2006. The depreciation and amortization expense is consistent with the prior year since the assets are being depreciated straight line over the life.

Interest expense and financing costs for the three month period ended March 31, 2007 was $ 27,499 compared to $ 17,755 for the same period in 2006. The increase in interest expense and financing costs are due to $ 1,300,000 note that Company borrowed during the year.

Net income was $ 160,265 (or basic and diluted net income per share of $(0.00) for the three month period ended March 31, 2007 as compared to net loss of $ (217,341) (or basic and diluted net loss per share of $0.01) for the same period in 2006. The net income for the three month period ending March 31, 2007 is because of the change in fair value of derivative liability associated with the $ 1,300,000 note.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $ 4,974,345 as of March 31, 2007. The Company had total assets of $ 75,845 as of March 31, 2007, which consisted of $ 52,707 of property and equipment, $ 19,489 of intangible assets from the Company’s website technology costs and $3,650 of deposits.

The Company had total current liabilities of $ 4,974,345 as of March 31, 2007, consisting of accounts payable and accrued expenses of $ 1,481,007, litigation accrual of $ 209,000, line of credit of $92,968, note payable to third parties of $ 1,318,938, due to officer of $ 452,402 and $ 1,415,030 in derivative liability related to $ 1,300,000 note and 50,000,000 warrants associated with the note.

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $15,837 and $ 77,131 from the credit lines as of March 31, 2007.

Net cash provided by operating activities was $ 19,471 for the three month period ended March 31, 2007, as compared to net cash used in operating activities of $ 139,577 during the same period in 2006.

Net cash used in investing activity for the three month period ended March 31, 2007 was $16,021 as compared to no net cash used in investing activities during the same period in 2006.

Net cash used in financing activities was $ 3,450 for the three month period ended March 31, 2007, as compared to net cash used in financing activities of $ 21,778 for the same period in 2006.

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

The Company has received the $ 1,300,000 through March 31, 2007.

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

A SUBSTANTIAL AMOUNT OF OUR REVENUES COME FROM FOUR MAIN CLIENTS.

The three major customers of the Company provided $ 216,143 or 76% of the revenues of the Company for for the three month period ended March 31, 2007. If the Company were to lose any or all of these three clients, it would have a materially adverse effect on the Company's revenue, and if the Company is unable to gain a new large client to take its place, of a sufficient number of smaller clients to take the place of the major client or clients who are lost, the Company could be forced to abandon or curtail its business plan.

ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Although the Company had a profit of $ 160,265 for the three month period ending March 31, 2007 there is working capital deficiency of $ 4,974,345, stockholders’ deficit of $ 4,898,500, an accumulated deficit of $ 6,511,324.. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed and Surgery Centers. If we are unable to continue as a going concern, you will lose your entire investment.

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

(H) Basic and diluted net loss per share

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

(I) Fair Value of Financial Instruments

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

(J) Concentrations of Risk

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

(K) Reporting Segments

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

(L) Comprehensive Income

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

(M) Reclassifications

For comparative purposes, prior years' consolidated financial statements have been reclassified to conform to report classifications of the current year.

(N) New Accounting Pronouncements

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective forfiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements. In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently plaintiff to two and defendant to two law suits. The Company filed claims for non payment of fees by former clients due to clients diverted funds billed by company and did not pay Billing fees. The Company has accrued $ 209,000 in the accompanying financials and has recorded them as a liability

1. On July 12, 2004, Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. ("New Horizon") initiated a lawsuit against the Company in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, Inc. v. HBSGI, et al. In connection with arbitration, the Company has claimed against New Horizon the compensatory damages in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys' fees in an unspecified amount. New Horizon has not submitted a cross-complaint against the Company for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from the Company. This matter was dismissed by arbitrator for non payment of arbitrator's fee.

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

ITEM 2. CHANGES IN SECURITIES

The Company increased its authorized capital to 750,000,000 shares from 50,000,000 shares of common stock $0.001 par value as of March 31, 2007.

The Company did not issue any stock during the three month period ended March 31, 2007.

The Company recorded $ 1,750 as officer compensation for 250,000 shares to be issued pursuant to the employment agreement. The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the stock is based on the market at March 31, 2007.

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

* Filed Herein.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Healthcare Business Services Group, Inc.

Dated: May 19, 2007
By: /s/ Chandana Basu
Chandana Basu,
Chief Executive Officer and
Principal Financial Officer