Form 10QSB/A
period 2007-03-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2007-05-22
CIK 1192069

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-QSB. [   ]

The issuer's revenues for the most recent fiscal year ended December 31, 2006 were $1,011,644.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 11, 2006 , was approximately $2,207,410.

As of April 11, 2007 the issuer had 33,960,150 shares of common stock, $.001 par value per share outstanding ("Common Stock").

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