Form 10QSB/A
period 2006-09-30
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2007-06-11
CIK 1192069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________________ to __________________

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

 CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

UNAUDITED

ASSETS
RESTATED
CURRENT ASSETS
Cash & cash equivalents	$ 244,455
Prepaid expenses	60,000
Total current assets	304,455

PROPERTY AND EQUIPMENT, net	45,578

INTANGIBLE ASSET, net
Website technology costs, net	60,520

PREPAID EXPENSES - LONG TERM	105,000

DEPOSITS	3,650
$ 519,203

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,388,259
Due to the officer	150,352
Litigation accrual	575,747
Lines of credit	96,360
Derivative liability	2,020,224
Notes payable, net	18,938
Total current liabilities	4,249,880

LONG TERM NOTE PAYABLE, NET	87,135

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; Authorized shares 5,000,000,
none issued and outstanding	-
Common stock, $0.001 par value; Authorized shares 750,000,000,
33,960,450 shares issued and outstanding	33,960
Additional paid in capital	1,509,864
Shares to be issued	62,250
Accumulated deficit	(5,423,886)
Total stockholders' deficit	(3,817,812)
$ 519,203

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three month periods ended		For the nine month periods ended
	September 30		September 30

	2006	2005	2006	2005
	RESTATED	RESTATED	RESTATED	RESTATED

Net revenues	$ 254,800	$ 380,782	$ 900,417	$ 1,107,612

Operating expenses
General and administrative expenses	620,720	358,357	1,284,733	1,215,732
Officer Compensation	172,500	150,000	483,750	450,000
Depreciation and amortization	26,554	26,347	85,205	81,520
Total operating expenses	819,774	534,704	1,853,688	1,747,252

Loss from Operations	(564,974)	(153,922)	(953,271)	(639,640)

Other income (expenses):
Interest expense and financing cost	(771,391)	(5,769)	(800,515)	(58,001)
Change in fair value of derivative liability	5,605	-	5,605	-
Gain on settlement of debt	-	26,082	-	26,082
Total other income (expenses)	(765,786)	20,313	(794,910)	(31,919)

Provision for income taxes	-	-	1,700	2,400

Net loss	$ (1,330,760)	$ (133,609)	$ (1,749,881)	$ (673,959)

Basic & diluted net loss per share	$ (0.04)	$ (0.00)	$ (0.05)	$ (0.02)

Basic & diluted weighted average number of
common stock outstanding	33,960,450	31,423,007	33,960,236	31,141,032

* Weighted average number of shares used to compute basic and diluted loss per share is the same since  the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine month periods ended
	September 30
	2006	2005
	RESTATED	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,749,881)	$ (673,959)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	85,205	81,520
Issuance of shares for service	12	46,889
Shares to be issued for compensation	33,750	-
Beneficial conversion feature expense	724,716	-
Change in fair value of derivative liability	(5,605)	-
Gain on settlement of debt	-	26,082
Amortization of shares issued for consulting expense	51,611	-
(Increase) decrease in current assets:
Receivables	4,458	-
Prepaid expenses	(165,000)	-
Other assets	-	(611)
Increase in current liabilities:
Accounts payable and accrued expenses	219,726	24,175
Derivative liability	(92,740)	-
Litigation accrual	(100,000)	-
Net cash used in operating activities	(993,748)	(495,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	-	(40,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,300,000	337,259
Payment of notes payable	(347,588)	(10,500)
Proceeds from issuance of shares for cash	-	5,000
Proceeds from line of credit	(17,332)	17,113
Net cash provided by financing activities	935,080	348,872

NET DECREASE IN CASH & CASH EQUIVALENTS	(58,668)	(187,862)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	303,123	243,604

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 244,455	$ 55,742

Supplementary Information:
Cash paid during the year for:
Interest	$ 5,122	$ 13,928
Income taxes	$ 1,700	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Nature of Business

Healthcare Business Services Groups Inc. (herein referred to as "Healthcare" or "Company” formerly known as Winfield Financial Group, Inc.) ("Winfield") was formed in Nevada in May 2000.  On April 23, 2004, Winfield acquired 100% of the issued and outstanding shares of Healthcare, a Delaware corporation.  As part of the same transaction on May 7, 2004, Winfield acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow").  The transactions are collectively referred to herein as the "Acquisition."  As a result of the Acquisition, Winfield acquired 100% of three corporations.

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

(L) New Accounting Pronouncements

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)

A brief description of the provisions of this Statement

b)

The date that adoption is required

c)

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

NOTE 2  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consisted of the following:

Office and computer equipment	$ 124,965
Furniture and fixtures	89,868
214,833
Less accumulated depreciation	(169,255)
$ 45,578

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

NOTE 4  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Trade payable	$ 278,361
Accrued expenses	103,737
Accrued interest	16,500
Income tax payable	7,955
Accrued payroll liabilities	12,627
Accrued vacation and sick time	13,114
Equipment payable	1,115
Payable to clients	914,574
Credit cards payable	40,277
Total accounts payable and accrued expenses	$ 1,388,259

NOTE 5  LINE OF CREDIT

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $22,412 and $73,948 from the credit lines as of September 30, 2006.

NOTE 6  NOTES PAYABLE

Notes payable are summarized as follows:

September 30, 2006
CURRENT
Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured	$ 18,938
LONG TERM
$ 1,300,000 callable convertible secured note net of the unamortized discount ( See note 7)	$ 87,135

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

The Company simultaneously issued to the Investors seven year warrants to purchase 50,000,000 shares of common stock at an exercise price of $0.07.

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

The Company computed the beneficial conversion liability of $ 1,300,000 and warrant liability of $ 720,224 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $ 2,020,224.

The Company prepaid lender attorney fees and broker commission of $ 180,000. The Company has amortized $ 15,000 in the accompanying financials and the balance of  $165,000 has been reflected as prepaid expenses.

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

NOTE 9  STOCKHOLDERS' DEFICIENCY

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

Future minimum lease payments are as follows:

Year	Amount

2006	$ 6,774

NOTE 11  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. As of September 30, 2006 the accumulated deficit amounting to $ 5,423,886, net loss amounting $ 1,749,881 and working capital deficit amounting to $3,945,425. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 13  RESTATEMENTS

Subsequent to the issuance of the Company's  financial  statements for the nine month periods ended September 30, 2006 and 2005, the Company determined that certain transactions and  presentation  in the financial  statements had not been accounted for properly in the Company's financial statements.  Specifically, the amount of derivative liability arising from the issuance of convertible notes was not recorded correctly.

The Company has restated its financial statements for these adjustments as of September 30, 2006 and 2005.

The effect of the restatement is as follows:

BALANCE SHEET:	RESTATED	REPORTED
CURRENT LIABILITIES
Derivative liability	$ 2,020,224	$ 1,374,965

STOCKHOLDERS' DEFICIT:
Accumulated Deficit	$ (5,423,886)	$ (4,778,627)
TOTAL STOCKHOLDERS' DEFICIT	$ (3,817,812)	$ (3,172,553)

STATEMENTS OF OPERATION:
OTHER INCOME/EXPENSE:
Interest expense and financing cost
Three-month period ended Sep. 30, 2006	$ (771,391)	$ (227,428)
Nine-month period ended Sep. 30, 2006	$ (800,515)	$ (256,552)

Change in fair value of derivative liability
Three-month period ended Sep. 30, 2006	$ 5,605	$ 106,901
Nine-month period ended Sep. 30, 2006	$ 5,605	$ 106,901
	RESTATED	REPORTED
Gain on sale of land
Nine-month period ended Sep. 30, 2005	$ 0	$ 261,863

Total other income (expense)
Three-month period ended Sep. 30, 2006	$ (765,786)	$ (120,527)
Nine-month period ended Sep. 30, 2006	$ (794,910)	$ (149,651)
Nine-month period ended Sep. 30, 2005	$ (31,919)	229,944

NET LOSS
Three-month period ended Sep. 30, 2006	$ (1,330,760)	$ (685,501)
Nine-month period ended Sep. 30, 2006	$ (1,749,881)	$ (1,104,622)
Nine-month period ended Sep. 30, 2005	$ (673,959)	$ (438,173)

	RESTATED	REPORTED
STATEMENTS OF CASH FLOWS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss
Nine-month period ended Sep. 30, 2006	$ (1,749,881)	$ (1,104,622)
Nine-month period ended Sep. 30, 2005	$ (673,959)	$ (438,173)

Adjustments to reconcile net loss to net cash used in
operating activities:
Beneficial conversion feature
Nine-month period ended Sep. 30, 2006	$ 724,716	$ 87,135

Change in fair value of derivative liability
Nine-month period ended Sep. 30, 2006	$ (5,605)	$ (106,901)

Gain on sale of land
Nine-month period ended Sep. 30, 2005	$ 0	$ (261,863)

Increase in accounts payable & accrued expenses
Nine-month period ended Sep. 30, 2006	$ 219,726	$ 214,121
Nine-month period ended Sep. 30, 2005	$ 24,175	$ 50,258

Increase/(decrease) in derivative liability
Nine-month period ended Sep. 30, 2006	$ (92,740)	$ 112,556

Net cash used in operations
Nine-month period ended Sep.30, 2006	$ (993,748)	$ (887,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable
Nine-month period ended Sep.30, 2006	$ (347,588)	$ (453,661)

Net cash provided by financing activities
Nine-month period ended Sep.30, 2006	$ 935,080	$ 829,007

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Interest expense and financing costs for the three months ended September 30, 2006 was $ 771,391 compared to $ 5,769 for the same period in 2005.  The increase in interest expense and financing costs are due to $ 1,300,000 note that Company borrowed during the quarter.

Net loss was $ 1,330,760 (or basic and diluted net loss per share of $(0.04) for the three months ended September 30, 2006 as compared to net loss of $ 133,609 (or basic and diluted net loss per share of $0.00 for the same period in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue for the nine months ended September 30, 2006 were $ 900,417 compared to $ 1,107,612 for the same period in 2005.  The decrease in revenues was due to reduction in collections from the customers and hence decrease in commissions earned during the nine months ended September 30, 2006 as compared to same period in 2005. The Company expects to earn higher revenues in future since it has hired more marketing representatives. The revenues are recognized on accrual basis of accounting.

General & administrative (“G&A”) expense for the nine months ended September 30, 2006 was $ 1,284,733 compared to $ 1,215,732 for the same period in 2005.  The increase in G&A expenses in 2006 was also due to increase in costs incurred by the Company in marketing the company’s business as well as legal fees paid against settlement of various litigations.

Depreciation and amortization was $ 85,205 for the nine months ended September 30, 2006 as compared to $ 81,520 for the same period in 2005.  The depreciation and amortization expense is consistent with the prior year since the assets are being depreciated straight line over the life

Interest expense and financing costs for the nine months ended September 30, 2006 was $ 800,515 compared to $ 58,001 for the same period in 2005.  The increase in interest expense and financing costs are due to $ 1,300,000 note that Company borrowed during the year.

Net loss was $ 1,749,881 (or basic and diluted net loss per share of $(0.05) for the nine months ended September 30, 2006 as compared to net loss of $ 673,959 (or basic and diluted net loss earnings per share of $(0.02) for the same period in 2005.  Net loss for the nine month period ended September 30, 2006 was higher as compared to the corresponding period in the last year since the Company incurred more expenses in marketing the business.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $ 304,455 in current assets and a working capital deficiency of $ 3,945,425 as of September 30, 2006.  The Company had total assets of $ 519,203 as of September 30, 2006, which consisted of $ 244,455 of cash, $ 45,578 of property and equipment, $ 60,520 of intangible assets from the Company’s website technology costs, $3,650 of deposits and $ 165,000 in prepaid expenses.

The Company had total current liabilities of $ 4,249,880 as of September 30, 2006, consisting of accounts payable and accrued expenses of $ 1,388,259, litigation accrual of $ 575,747, line of credit of $96,360, note payable to third parties of $ 18,938, due to officer of $ 150,352 and $ 2,020,724 in derivative liability related to $ 1,300,000 note and 50,000,000 warrants associated with the note.

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $22,412 and $73,948 from the credit lines as of September 30, 2006.

Net cash used in operating activities was $ 993,748 during the nine months ended September 30, 2006, as compared to net cash used in operating activities of $ 495,904 during the same period in 2005.

There was no investing activity during the nine months ended September 30, 2006 as compared to net cash used in investing activities of $ 40,830 during the same period in 2005.

Net cash provided by financing activities was $ 935,080 during the nine months ended September 30, 2006, as compared to net cash provided by financing activities of $ 348,872 for the same period in 2005.

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

The Company computed the beneficial conversion liability of $ 1,300,000 and warrant liability of $ 720,224 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $ 2,020,224.

The Company prepaid lender attorney fees and broker commission of $ 180,000. The Company has amortized $ 15,000 in the accompanying financials and the balance of  $165,000 has been reflected as prepaid expenses.

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

A SUBSTANTIAL AMOUNT  OF OUR REVENUES COME FROM FOUR MAIN CLIENTS.

The three major customers of the Company provided $ 201,549 or 79% of the revenues of the Company for the three month period ended September 30, 2006.. If the Company were to lose any or all of these  four clients, it would have a materially adverse effect on the Company's revenue,  and  if  the  Company is unable to gain a new large client to take its place,  of a sufficient number of smaller clients to take the place of the major client  or  clients  who  are  lost,  the  Company could be forced to abandon or curtail its business plan.

ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of September 30, 2006 the Company has accumulated deficit amounting to $ 5,423,886, net loss amounting $ 1,749,881, working capital deficit amounting to $3,945,425. and net cash used in operations of $ 993,748. The accompanying financial statements have been prepared assuming  that  the  Company  will  continue  as  a going concern. The financial statements  do  not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon  future  events,  including  obtaining  financing  (discussed  above)  for expansion and to implement our business plan with respect to AutoMed and Surgery Centers.  If  we  are  unable to continue as a going concern, you will lose your entire investment.

WE  MAY  FACE  POTENTIAL  LIABILITY  IN  CONNECTION  WITH  PENDING  LEGAL PROCEEDINGS  AND  ARBITRATION  PROCEEDINGS  WHICH  HAVE BEEN BROUGHT AGAINST THE COMPANY.

As  of  the  filing of this report, the Company is a party to several legal  proceedings  and/or  arbitration (See Item 1, Part II). If the Company is unable to settle  or  defend  against  claims  made  by former clients and a law firm, the plaintiffs  in  those  matters may obtain judgments against the Company. If this happens  Company  does  not  have  enough  cash  on  hand  to  pay amount of the judgments,  which  may  be  substantial, the Company may be forced to abandon or curtail its business operations.

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

Dated: June 10, 2007

By: /s/ Chandana Basu

Chandana Basu,

Chief Executive Officer and

Principal Financial Officer