Form 10QSB
period 2007-06-30
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2007-08-20
CIK 1192069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________________ to __________________

Commission file number: 000-50014

HEALTHCARE BUSINESS SERVICES GROUPS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0478644
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1105 Terminal way, Suite 220, Reno, NV 89502
(Address of principal executive offices)

(775) 348-5735
(Registrant's telephone number)

N/A
(Former name and address)

Check whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements  for the past 90 days. Yes [X] No [  ]

As of July 23, 2007, 18,390,450 shares, $0.001 par value of the Company’s common stock (“Common Stock”) of the issuer were outstanding.

PART I – FINANCIAL INFORMATION

HEALTHCARE BUSINESS SERVICES GROUPS INC.

 CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

ASSETS
ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Net liabilities of discontinued operations	$ 5,256,770

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; Authorized shares 5,000,000,
none issued and outstanding	-
Common stock, $0.001 par value; Authorized shares 750,000,000,
50,340,450 shares issued and outstanding	50,340
Additional paid in capital	1,608,144
Shares to be issued	70,750
Accumulated deficit	(6,986,004)
Total stockholders' deficit	(5,256,770)
$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three month periods		For the six month periods ended
	June 30		June 30

	2007	2006	2007	2006

Other income (expenses):
Interest expense and financing cost	$ (79,200)	$ (11,369)	$ (106,699)	$ (29,124)
Change in fair value of derivative liability	4,658	-	328,110	-
Total other income (expenses)	(74,542)	(11,369)	221,411	(29,124)

Provision for income taxes	-	-	800	1,700

Loss from Discontinued Operations	(400,138)	(190,441)	(535,026)	(388,327)

Net loss	$ (474,680)	$ (201,810)	$ (314,415)	$ (419,151)

Loss per share:
Basic & diluted net loss per share from discontinued operations	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Basic & diluted weighted average number of
common stock outstanding	40,512,450	33,960,197	37,218,351	33,960,176

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the six month periods ended
	June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (314,415)	$ (419,151)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	48,313	58,681
Issuance of shares for service	114,660	12
Amortization of shares for issued for consulting	-	37,500
Shares to be issued for compensation	3,500	26,250
Change in fair value of derivative liability	(328,003)	-
(Increase) decrease in current assets:
Receivables	-	4,458
Other assets	-	(49,182)
Increase in current liabilities:
Accounts payable and accrued expenses	265,940	254,443
Litigation accrual	(116,000)	(55,000)
Accrued officer compensation	273,198	-
Net cash used in operations of discontinued activities	(52,807)	(141,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities of discontinued operations	(24,292)	-
		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	-	(62,874)
Proceeds from notes payable related party	80,000	-
Payment of line of credit	(2,901)	(11,074)
Net cash provided by (used in) financing activities of discontinued activities	77,099	(73,948)

NET (DECREASE) IN CASH & CASH EQUIVALENTS	-	(215,937)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	303,123

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ -	$ 87,186

Supplementary Information:
Cash paid during the year for:
Interest paid	$ -	$ 5,122
Income taxes paid	$ -	$ 1,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Healthcare was a medical billing service provider that for over fifteen years had assisted various health care providers to successfully enhance their billing function.

On July 13, 2007 the Company’s Board of Director approved a resolution to discontinue all of its billing effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as a discontinued operations. The Company’s other three subsidiaries Silver Shadow, AutoMed and Alta Vista are dormant companies and are also reclassified as part of discontinued operations as of June 30, 2007. (See note 4 for details)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AutoMed Software Corp., and Silver Shadow Properties, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the six months periods ended June 30, 2007 and 2006 include Healthcare Business Services Groups Inc. and the Company.

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Healthcare Business Services Groups Inc., (herein referred to as “Healthcare” or “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.   The results of the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

NOTE 2  STOCKHOLDERS' DEFICIENCY

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

During the six months period ended June 30,  2007, the  Company  issued 16,380,000 restricted common shares to the following in consideration for services performed.

Shares issued to	Number of shares
Directors (2)	1,500,000
*Director and Husband	3,000,000
CEO and Director	3,000,000
*Ex-Employee, Son	1,000,000
*Ex-Employee, Daughters (2)	3,000,000
*Ex-Employee, Son in law	200,000
Ex-employees (8)	955,000
Contractors (6)	3,725,000
Total	16,380,000

* The above are in relationship to the CEO and Director of the Company.

The Company recorded 16,380,000 shares at the fair market value of $114,660 as compensation expense.

The Company  also recorded $ 3,500 as officer compensation for 500,000 shares to be issued  pursuant  to  the  employment  agreement.  The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the  stock  is  based  on  the  market  value at  June  30,  2007.

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

NOTE 3  COMMITMENTS

During the six month period ending June 30, 2007, the Company leased its corporate offices space in Upland, California under operating lease agreement.  The facility lease calls for a monthly rent of $3,387. Rent expenses under operating leases for the six month periods ended June 30, 2007 and 2006 were $ 16,532 and $18,100. Rent expenses under operating leases for the three month periods ended June 30, 2007 and 2006 were $ 6,371 and $7,351.

The Company is on a month to month lease and vacated the leased premises as of June 30, 2007. Currently Company is operating thru a marketing company in Nevada for collection only and there are no on going billing operations.

NOTE 4  DISCONTINUED OPERATIONS

On July 13, 2007 the Company’s Board of Director approved a resolution to discontinue all of its billing effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as a discontinued operations. The Company’s other two subsidiaries Silver Shadow and AutoMed are dormant companies and are also reclassified as part of discontinued operations as of June 30, 2007.

Statement of operations information for the company for the three month and six month periods ended June 30, 2007 and 2006 are below:

	Three Month Periods Ended June 30,
	2007	2006
Net Revenue	$ 259,630	$ 330,808
Operating expenses	(657,716)	(521,249)
Other expense	(74,542)	(11,369)
Net loss	(474,680)	(201,810)

	Six Month Periods Ended June 30,
	2007	2006
Net Revenue	$ 544,064	$ 645,617
Operating expenses	(1,077,038)	(1,033,944)
Other income (expense)	221,411	(29,124)
Net loss	(314,415)	(419,151)

Balance Sheet information for the company as of June 30, 2007 is as follows:

June 30, 2007
Assets:
Property & equipment	56,113
Deposits	3,650
Total assets	59,763

Liabilities:
Accounts payable	1,593,736
Accrued expenses	209,001
Due to officer	610,863
Loan/Notes payable	1,412,454
Note payable - related party	80,000
Derivative liability	1,410,479
Total liabilities	5,316,533

Net liabilities of discontinued operations	5,256,770

Property and equipment at June 30, 2007 consisted of the following:

Office and computer equipment	$ 135,317
Furniture and fixtures	103,807
239,124
Less accumulated depreciation	(183,011)
$ 56,113

Depreciation expense for the three months periods ended June 30, 2007 and 2006 was $4,864 and $6,454, respectively. Depreciation expense for the six months periods ended June 30, 2007 and 2006 was $9,335 and $13,524, respectively

Accounts payable, accrued expenses and litigation accrual consist of the following at June 30, 2007:

Trade payable	$ 813,888
Payable to clients	566,451
Accrued interest	134,719
Income tax payable	9,455
Accrued payroll	6,039
Accrued payroll tax	3,322
Accrued expenses	17,587
Accrued vacation and sick time	13,114
Payable for purchase of equipment	1,114
Other payable	28,047

Total accounts payable and accrued expenses	$ 1,593,736

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company had borrowed $18,065 and $ 75,452 from the credit lines as of June 30, 2007. These balances are included in the loan/notes payable balance.

Notes payable are summarized as follows:

2007

Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by equipment, currently in default	$ 18,938

Callable convertible secured note, due, currently in default	$ 1,300,000

The Company recorded interest expense of $ 79,200 and $ 11,369 for the three month periods ended June  30,  2007  and  2006 respectively. The Company recorded interest expense of $ 106,699 and $ 29,124 for the six month periods ended June 30, 2007 and 2006 respectively.

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

2.

On August 8, 2006 the investors purchased Notes aggregating $600,000 and warrants to purchase 15,000,000 shares based on the prorate shares of our common stock and,

3.

Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company has withdrawn the third trench as the Registration Statement was not effective to bring more funds into the Company.

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

The company accrued interest of $97,500 on the note during the six month periods ended June 30, 2007.

The Company is in default of the note as its registration statement has not become effective as stipulated by the agreement. The note is immediately due and payable and has been shown as a current liability in the accompanying financials. The Company has accrued interest on the note at the default interest rate of 15%.

The Company computed the beneficial conversion liability of $ 1,300,000 and warrant liability of $ 110,479 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $ 1,410,479.

NOTE 5  LITIGATION

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

NOTE 6  RELATED PARTY TRANSACTIONS

The  Company  recorded $ 3,500 as officer compensation for 500,000 shares to be issued  pursuant  to  the  employment  agreement.  The  officer  is  entitled to 1,000,000  shares  every year pursuant to the employment agreement. The value of the  stock  is  based  on  the  market  value at  June  30,  2007.

As of May 1, 2007, the officer of the company loaned the Company $80,000 to pay operating expenses.  This loan accrued interest at 9% per annum, unsecured and the term of the loan is one year.  Monthly payment of $2,000 to be paid on or before the 15th of each month, and the default rate is 14% after ten days of the due date.  The company accrued interest of $1,200 on the note during the six month periods ended June 30, 2007.

During the six months period ended June 30, 2007, the Company issued 16,380,000 restricted common shares to the following in consideration for services performed.

Shares issued to	Number of shares
Directors (2)	1,500,000
*Director and Husband	3,000,000
CEO and Director	3,000,000
*Ex-Employee, Son	1,000,000
*Ex-Employee, Daughters (2)	3,000,000
*Ex-Employee, Son in law	200,000
Ex-employees (8)	955,000
Contractors (6)	3,725,000
Total	16,380,000

* The above are in relationship to the CEO and Director of the Company.

The Company recorded 16,380,000 shares at the fair market value of $114,660 as compensation expense.

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

On April 23, 2004, the Registrant acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation (“Healthcare”). As part of the same transaction on May 7, 2004, the Registrant acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation (“AutoMed”), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company (“Silver Shadow”). The transactions are collectively referred to herein as the “Acquisition.” The Registrant acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Registrant’s Common Stock. The term “Company” shall include a reference to Winfield Financial Group, Inc., Healthcare, AutoMed and Silver Shadow merged into unless otherwise stated referred to herein as “HBSGI. Or Company”

On June 21, 2004, the Registrant entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Registrant) and Linda Burley (former Director and Secretary of the Registrant) whereby the Registrant agreed to transfer certain assets owned by the Registrant immediately prior to the change in control in consideration for Mr. and Mrs. Burley’s cancellation of an aggregate of 2,640,000 of their shares of the Registrant’s Common Stock. The Registrant transferred the following assets to Mr. and Mrs. Burley: i) the right to the name “Winfield Financial Group, Inc.” and ii) any contracts, agreements, rights or other intangible property that related to the Registrant’s business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Registrant’s financial statements. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley, there were 28,774,650 shares of the Registrant’s

Common Stock outstanding. As a result of these transactions, control of the Registrant shifted to Ms. Basu. Ms. Basu currently owns 25,150,000 shares (or approximately 81.1%) out of 31,040,150 of the Registrant’s issued and outstanding Common Stock.

On January 5, 2005, the Registrant changed its name to Healthcare Business Services Groups, Inc. The Registrant is a holding company for HBSGI. The business operations discussed herein are conducted by HBSGI. The Registrant, through HBSGI, is engaged in the business of providing medical billing services to healthcare providers in the United States.

Healthcare was a medical billing service provider that for over fifteen years had assisted various health care providers to successfully enhance their billing function.

On July 13, 2007 the Company’s Board of Director approved a resolution to discontinue all of its billing effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as a discontinued operations. The Company’s other three subsidiaries Silver Shadow, AutoMed and Alta Vista are dormant companies and are also reclassified as part of discontinued operations as of June 30, 2007.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2006

	For the six month periods ended
	June 30
	2007	2006

Other income (expenses):
Interest expense and financing cost	$ (106,699)	$ (29,124)
Change in fair value of derivative liability	328,110	-
Total other income (expenses)	221,411	(29,124)

Provision for income taxes	800	1,700

Loss from Discontinued Operations	(535,026)	(388,327)

Net loss	$ (314,415)	$ (419,151)

In aggregate, the loss from discontinued operations increased for the six month period ending June 30, 2007 by $ 146,699 or 38% from $ 388,327 as compared to six month period ending June 30, 2006. The loss increased due to decrease in revenues generated and increase in expenses.

The interest expense and financing cost for the six month period ending June 30, 2007 increased by $ 77,575 or 267% as compared to six month period ending June 30, 2006. The increase is due to accrual of default interest on the convertible note.

The income due to change in fair value of derivative liability was $ 328,110 for the six month period ending June 30, 2007. There was no derivative liability for the six month period ending June 30, 2006. The derivative liability originated from the convertible note.

THREE MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2006

	For the three month periods
	June 30
	2007	2006

Other income (expenses):
Interest expense and financing cost	$ (79,200)	$ (11,369)
Change in fair value of derivative liability	4,658	-
Total other income (expenses)	(74,542)	(11,369)

Loss from Discontinued Operations	(400,138)	(190,441)

Net loss	$ (474,680)	$ (201,810)

In aggregate, the loss from discontinued operations increased for the three month period ending June 30, 2007 by $ 209,697 or 100% from $ 190,441 as compared to three month period ending June 30, 2006. The loss increased due to decrease in revenues generated and increase in expenses.

The interest expense and financing cost for the three month period ending June 30, 2007 increased by $ 67,831 or 597% as compared to three month period ending June 30, 2006. The increase is due to accrual of default interest on the convertible note.

The income due to change in fair value of derivative liability was $ 4,658 for the three month period ending June 30, 2007. There was no derivative liability for the three month period ending June 30, 2006. The derivative liability originated from the convertible note.

LIQUIDITY AND CAPITAL RESOURCES

On July 13, 2007 the Company’s Board of Director approved a resolution to discontinue all of its billing effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as a discontinued operations. The Company’s other three subsidiaries Silver Shadow, AutoMed and Alta Vista are dormant companies and are also reclassified as part of discontinued operations as of June 30, 2007.

The Company carries no assets.

The net liabilities of discontinued operations amount to $ 5,256,770 which comprises of the following:

June 30, 2007
Assets:
Property & equipment	$ 56,113
Deposits	3,650
Total assets	59,763

Liabilities:
Accounts payable	$ 1,593,736
Accrued expenses	819,863
Loan/Notes payable	1,412,454
Note payable - related party	80,000
Derivative liability	1,410,479
Total liabilities	$ 5,316,533

Net liabilities of discontinued operations	$ 5,256,770

Net cash used in discontinued operations was $ 52,807 for the six month period ended June 30, 2007, as compared to net cash used in discontinued operations of $ 141,989 during the same period in 2006.

Net cash used in investing activity of discontinued operations for the six month period ended June 30, 2007 was $24,292 as compared to no net cash used in investing activities during the same period in 2006.

Net cash provided by financing activities of discontinued operations was $ 77,099 for the six month period ended June 30, 2007, as compared to net cash used in financing activities of discontinued operations of $ 73,948 for the same period in 2006.

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

The company accrued interest of $97,500 on the note during the six month periods ended June 30, 2007.

The Company is in default of the note as its registration statement has not become effective as stipulated by the agreement. The note is immediately due and payable and has been shown as a current liability in the accompanying financials. The Company has accrued interest on the note at the default interest rate of 15%.

The Company computed the beneficial conversion liability of $ 1,300,000 and warrant liability of $ 110,479 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $ 1,410,479.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We currently have no operating business.

We currently have no relevant operating business, revenues from operations or assets.

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

During the six months period ended June 30,  2007, the  Company  issued 16,380,000 restricted common shares to the following in consideration for services performed.

Shares issued to	Number of shares
Directors (1)	1,000,000
*Director and EX Husband	3,000,000
CEO and Director	3,000,000
*Ex-Employee, Son	1,000,000
*Ex-Employee, Daughters (2)	3,000,000
*Ex-Employee, Son in law	200,000
Ex-employees (8)	955,000
Contractors (7)	4,2725,000
Total	16,380,000

* The above are in relationship to the CEO and Director of the Company.

The Company recorded 16,380,000 shares at the fair market value of $114,660 as compensation expense.

The Company  also recorded $ 3,500 as officer compensation for 500,000 shares to be issued  pursuant  to  the  employment  agreement.  The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the  stock  is  based  on  the  market  value at  June  30,  2007.

ITEM 3.  RELATED PARTY TRANSACTIONS

The  Company  recorded $ 3,500 as officer compensation for 500,000 shares to be issued  pursuant  to  the  employment  agreement.  The  officer  is  entitled to 1,000,000  shares  every year pursuant to the employment agreement. The value of the  stock  is  based  on  the  market  value at  June  30,  2007.

As of May 1, 2007, the officer of the company loaned the Company $80,000 to pay operating expenses.  This loan accrued interest at 9% per annum, unsecured and the term of the loan is one year.  Monthly payment of $2,000 to be paid on or before the 15th of each month, and the default rate is 14% after ten days of the due date.  The company accrued interest of $1,200 on the note during the six month periods ended June 30, 2007.

During the six months period ended June 30,  2007, the  Company  issued 16,380,000 restricted common shares to the following in consideration for services performed.

Shares issued to	Number of shares
Directors (1)	1,500,000
*Director and Ex Husband	3,000,000
CEO and Director	3,000,000
*Ex-Employee, Son	1,000,000
*Ex-Employee, Daughters (2)	3,000,000
*Ex-Employee, Son in law	200,000
Ex-employees (8)	955,000
Contractors (7)	4,2725,000
Total	16,380,000

* The above are in relationship to the CEO and Director of the Company.

The Company recorded 16,380,000 shares at the fair market value of $114,660 as compensation expense.

ITEM 4. MANAGEMENT – DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information about our executive officers and directors.

Name	Age	Position
Chandana Basu	53	Chief Executive Officer, Treasurer and Director
Arjinderpal Singh Sekhon, M.D.	58	Director
Abhijit Bhattacharya	59	Director

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

Arjinder Paul Singh Sekhon, M.D. - Director

Sing Sekhon is self-employed doctor with a specialty in pulmonary medicine. He has been a member of the United States Army Reserve for over 20 years. He has served in the Persian Gulf War and in the current military operation enduring freedom.  He received Army's highest honor upon graduation from the United States Army College recently.  During the past congressional election cycles, he has been a candidate for the U.S. House of Representatives.  Lastly, he has served as a Director of local medical clinic for the past few years.

Abhijit Bhattacharya - Director

Abhijit Bhattacharya has been affiliated with our Company for over twelve years.  In particular, he has connected the Company with several clients, has directed our marketing program, and has promoted our business at various medical conferences throughout the country.  Most recently, he has been officially appointed Vice President and is responsible for building new relationships with clients.

ITEM 5. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 7. OTHER INFORMATION

None

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.*	Description

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

* Filed Herein.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Business Services Group, Inc.

Dated: August 16, 2007

By: /s/ Chandana Basu

Chandana Basu,

Chief Executive Officer and

Principal Financial Officer