Form 10QSB
period 2007-09-30
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2007-11-20
CIK 1192069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(775) 348-5735
(Registrant's telephone number)

N/A
(Former name and address)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: [X]     No: [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  There were a total of 50,340,450 shares of the registrant's common stock, par value $.001 per share, outstanding and no other classes of common stock.

Transitional Small Business Disclosure Format (Check One):   Yes: [X]     No: [   ]

PART I - FINANCIAL INFORMATION

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

ASSETS

ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Net liabilities of discontinued operations	$5,565,027

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; Authorized shares 5,000,000,
none issued and outstanding	-
Common stock, $0.001 par value; Authorized shares 750,000,000,
50,340,450 shares issued and outstanding	50,340
Additional paid in capital	1,608,144
Shares to be issued	72,500
Accumulated deficit	(7,296,011)
Total stockholders' deficit	(5,565,027)
$-

HEALTHCARE BUSINESS SERVICES GROUPS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three month periods		For the nine month periods ended
	September 30		September 30
	2007	2006	2007	2006

Other income (expenses):
Interest expense and financing cost	$(61,476)	$(227,428)	$(168,175)	$(256,552)
Change in fair value of derivative liability	4,610	106,901	332,720	106,901
Total other income (expenses)	(56,866)	(120,527)	164,545	(149,651)

Provision for income taxes	-	-	800	1,700

Loss from Discontinued Operations	(253,141)	(564,974)	(788,167)	(953,271)

Net loss	$(310,007)	$(685,501)	$(624,422)	$(1,104,622)

Loss per share:
Basic & diluted net loss per share from discontinued operations	$(0.01)	$(0.02)	$(0.01)	$(0.03)

*Basic & diluted weighted average number of
common stock outstanding	50,340,450	33,960,450	41,640,450	33,960,236

* Weighted average number of shares used to compute basic and diluted loss per share is the same since  the effect of dilutive securities are anti-dilutive.

HEALTHCARE BUSINESS SERVICES GROUPS INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the nine month periods ended
	September 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(624,422)	$(1,104,622)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	53,178	85,205
Issuance of shares for service	114,660	12
Amortization of shares for issued for consulting	-	51,611
Shares to be issued for compensation	5,250	33,750
Beneficial conversion feature expense	-	87,135
Change in fair value of derivative liability	(332,720)	(106,901)
(Increase) decrease in current assets:
Receivables	-	4,458
Prepaid expenses	-	(165,000)
Increase in current liabilities:
Accounts payable and accrued expenses	408,507	214,121
Litigation accrual	(116,000)	(100,000)
Accrued officer compensation	431,843	-
Derivative liability	-	112,556
Net cash used in operating activities of discontinued activities	(59,704)	(887,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities of discontinued operations	(24,292)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,300,000
Payment of notes payable	-	(453,661)
Proceeds from notes payable related party	80,000	-
Proceeds from line of credit	3,997	-
Payments of line of credit	-	(17,332)
Net cash provided by (used in) financing activities of discontinued activities	83,997	829,007

NET (DECREASE) IN CASH & CASH EQUIVALENTS	-	(58,668)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	303,123

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$244,455

Supplementary Information:
Cash paid during the year for:
Interest paid	$-	$5,122
Income taxes paid	$-	$1,700

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

On July 13, 2007 the Company's Board of Director approved a resolution to discontinue all of its billing effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as discontinued operations. The Company's other three subsidiaries Silver Shadow, AutoMed and Alta Vista are dormant companies and are also reclassified as part of discontinued operations as of September 30, 2007. (See note 4 for details)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AutoMed Software Corp., and Silver Shadow Properties, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Healthcare Business Services Groups Inc. on May 7, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the nine month periods ended September 30, 2007 and 2006 include Healthcare Business Services Groups Inc. and the Company.

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Healthcare Business Services Groups Inc., (herein referred to as "Healthcare" or "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.   The results of the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company had a loss of $ 624,422, a working capital deficiency of $ 5,619,954, stockholders' deficit of $ 5,565,027, an accumulated deficit of $ 7,296,011 and cash used in operations of $ 59,704.  In view of the matters described above and the Company's discontinued operations of its billing function, recoverability of a major portion of the asset is not determinable. The financial statements represent the discontinued operations of an entity.

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

During the nine months period ended September 30, 2007, the Company issued 16,380,000 restricted common shares to the following in consideration for services performed.

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

The Company also recorded $ 5,250 as officer compensation for 750,000 shares to be issued pursuant to the employment agreement.  The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the  stock  is  based  on  the  market  value at  September  30,  2007.

Class B Preferred Stock

The Company's Articles of Incorporation (Articles") authorize the issuance of 5,000,000 shares of no par value Class B Preferred Stock.  No shares of Preferred Stock are currently issued and outstanding.  Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors.  The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series.  The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock.  In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

NOTE 3   COMMITMENTS

During the nine month period ending September 30, 2007, the Company leased its corporate offices space in Upland, California under operating lease agreement.  The facility lease calls for a monthly rent of $3,387. Rent expenses under operating leases for the nine month periods ended September 30, 2007 and 2006 were $ 25,056 and $ 37,669. Rent expenses under operating leases for the three month periods ended September 30, 2007 and 2006 were $ 8,524 and $19,569.

The Company is on a month to month lease and vacated the leased premises as of September 30, 2007. Currently Company is operating thru a marketing company in Nevada for collection only and there are no on going billing operations.

NOTE 4   DISCONTINUED OPERATIONS

On July 13, 2007 the Company's Board of Director approved a resolution to discontinue all of its billing function (the principal activity of the Company) effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as discontinued operations. The Company's other two subsidiaries Silver Shadow and AutoMed are dormant companies and are also reclassified as part of discontinued operations as of September 30, 2007.

Statement of discontinued operations information of the Company for the three month and nine month periods ended September 30, 2007 and 2006 are below:

	Three Month Periods Ended September 30,
	2007	2006
Net Revenue	$94,546	$254,800
Operating expenses	(350,538)	(819,774)
Other expense	(56,866)	(120,527)
Loss from discontinued operations	(253,141)	(564,974)

	Nine Month Periods Ended September 30,
	2007	2006
Net Revenue	$638,610	$900,417
Operating expenses	(1,427,577)	(1,853,688)
Other income (expense)	164,545	(149,651)
Loss from discontinued operations	(788,167)	(953,271)

Balance Sheet information for the company as of September 30, 2007 is as follows:

Assets:
Property & equipment	$51,248
Deposits	3,679
Total assets	54,927

Liabilities:
Accounts payable	$1,945,332
Due to officer	769,508
Loan/Notes payable	1,419,352
Note payable - related party	80,000
Derivative liability	1,405,762
Total liabilities	$5,619,954

Net liabilities of discontinued operations	$5,565,027

Property and equipment at September 30, 2007 consisted of the following:

Office and computer equipment	$135,317
Furniture and fixtures	103,807
239,124
Less accumulated depreciation	(187,876)
$51,248

Depreciation expense for the three month periods ended September 30, 2007 and 2006 was $4,865 and $4,897, respectively. Depreciation expense for the nine month periods ended September 30, 2007 and 2006 was $14,200 and $18,421, respectively.

Accounts payable, accrued expenses and litigation accrual consist of the following at September 30, 2007:

Trade payable	$ 341,731
Payable to clients	1,123,232
Accrued interest	185,069
Income tax payable	9,455
Accrued payroll	6,039
Accrued payroll tax	3,322
Accrued expenses	19,837
Accrued vacation and sick time	13,114
Payable for purchase of equipment	1,114
Other payable	242,419

Total accounts payable and accrued expenses	$ 1,945,332

The Company has two revolving lines of credit from two financial institutions for $50,000 and $75,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company had borrowed $18,065 and $ 82,350 from the credit lines as of September 30, 2007. These balances are included in the loan/notes payable balance.

Notes payable are summarized as follows:
2007

Equipment loan: May 2003 due April 2008; payable in monthly installments of $1,030; annual interest of 14%; secured by equipment, currently in default	$18,938

Callable convertible secured note, due, currently in default	$1,300,000

The Company recorded interest expense of $61,476 and $30,876 for the three month periods ended September 30, 2007 and 2006 respectively. The Company recorded interest expense of $168,175 and $60,843 for the nine month periods ended September 30, 2007 and 2006 respectively.

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

The company accrued interest of $146,250 on the note during the nine month period ended September 30, 2007.

The Company is in default of the note as its registration statement has not become effective as stipulated by the agreement. The note is immediately due and payable and has been shown as a current liability in the accompanying financials. The Company has accrued interest on the note at the default interest rate of 15%.

The Company computed the beneficial conversion liability of $1,300,000 and warrant liability of $ 105,762 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $1,405,762.

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

NOTE 6   RELATED PARTY TRANSACTIONS

The  Company  recorded $ 5,250 as officer compensation for 750,000 shares to be issued  pursuant  to  the  employment  agreement.  The officer is entitled to 1,000,000  shares  every year pursuant to the employment agreement. The value of the  stock  is  based  on  the  market  value at September  30,  2007.

As of May 1, 2007, the officer of the company loaned the Company $80,000 to pay operating expenses.  This loan accrued interest at 9% per annum, unsecured and the term of the loan is one year.  Monthly payment of $2,000 to be paid on or before the 15th of each month, and the default rate is 14% after ten days of the due date.  The company accrued interest of $3,000 on the note during the nine month periods ended September 30, 2007.

During the nine month period ended September 30, 2007, the Company issued 16,380,000 restricted common shares to the following in consideration for services performed.

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

On April 23, 2004, the Registrant acquired 100% of the issued and outstanding shares of Healthcare Business Services Groups, Inc., a Delaware corporation ("Healthcare"). As part of the same transaction on May 7, 2004, the Registrant acquired 100% of the issued and outstanding shares of AutoMed Software Corp., a Nevada corporation ("AutoMed"), and 100% of the membership interests of Silver Shadow Properties, LLC, a Nevada single member limited liability company ("Silver Shadow"). The transactions are collectively referred to herein as the "Acquisition." The Registrant acquired Healthcare, AutoMed, and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Registrant's Common Stock. The term "Company" shall include a reference to Winfield Financial Group, Inc., Healthcare, AutoMed and Silver Shadow merged into unless otherwise stated referred to herein as "HBSGI. Or Company"

On June 21, 2004, the Registrant entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Registrant) and Linda Burley (former Director and Secretary of the Registrant) whereby the Registrant agreed to transfer certain assets owned by the Registrant immediately prior to the change in control in consideration for Mr. and Mrs. Burley's cancellation of an aggregate of 2,640,000 of their shares of the Registrant's Common Stock. The Registrant transferred the following assets to Mr. and Mrs. Burley: i) the right to the name "Winfield Financial Group, Inc." and ii) any contracts, agreements, rights or other intangible property that related to the Registrant's business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Registrant's financial statements. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley, there were 28,774,650 shares of the Registrant's

Common Stock outstanding. As a result of these transactions, control of the Registrant shifted to Ms. Basu. Ms. Basu currently owns 25,150,000 shares (or approximately 81.1%) out of 31,040,150 of the Registrant's issued and outstanding Common Stock.

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

On July 13, 2007 the Company's Board of Director approved a resolution to discontinue all of its billing effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as a discontinued operations. The Company's other three subsidiaries Silver Shadow, AutoMed and Alta Vista are dormant companies and are also reclassified as part of discontinued operations as of September 30, 2007.

During the quarter the Company started marketing the medical billing software and moved its business focus from medical billing to marketing the medical billing software.  The Company is vigorously putting all the effort towards the sale of the software.

RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

	For the Nine month periods ended
	September 30
	2007	2006

Other income (expenses):
Interest expense and financing cost	$(168,175)	$(256,552)
Change in fair value of derivative liability	332,710	106,901
Total other income (expenses)	164,545	(149,651)

Provision for income taxes	800	1,700

Loss from Discontinued Operations	(788,167)	(953,271)

Net loss	$(624,422)	$(1,104,622)

In aggregate, the loss from discontinued operations decreased for the Nine month period ending September 30, 2007 by $ 165,104 or 17% from $ 953,271 as compared to Nine month period ending September 30, 2006. The loss decreased due to decrease in revenues generated and increase in expenses.

The interest expense and financing cost for the Nine month period ending September 30, 2007 decreased by $88,377 or 34% as compared to Nine month period ending September 30, 2006. The decrease is due to decrease in the notes payable.

The income due to change in fair value of derivative liability was $ 332,720 for the Nine month period ending September 30, 2007 as compared to $106,901 during the nine month period ended September 30, 2006. The increase in the income due to change in the value of derivative liability was due to the decrease in the market price of the stock. The derivative liability originated from the convertible note.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006

	For the three month periods
	September 30
	2007	2006

Other income (expenses):
Interest expense and financing cost	$(61,476)	$(227,428)
Change in fair value of derivative liability	4,610	(106,901)
Total other expenses	(56,866)	(120,527)

Loss from Discontinued Operations	(253,141)	(564,974)

Net loss	$(310,007)	$(685,501)

In aggregate, the loss from discontinued operations decreased for the three month period ending September 30, 2007 by $ 311,833 or 55% from $ 564,974 as compared to three month period ending September 30, 2006. The loss decreased due to decrease in general and administrative expenses.

The interest expense and financing cost for the three month period ending September 30, 2007 decreased by $165,952 or 73% as compared to three month period ending September 30, 2006. The decrease is due to decrease in the note balances.

The income due to change in fair value of derivative liability decreased by $102,291 for the three month period ending September 30, 2007 due to small change in the market value of the stock prices.The derivative liability originated from the convertible note.

LIQUIDITY AND CAPITAL RESOURCES

On July 13, 2007 the Company's Board of Director approved a resolution to discontinue all of its billing effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as a discontinued operations. The Company's other three subsidiaries Silver Shadow, AutoMed and Alta Vista are dormant companies and are also reclassified as part of discontinued operations as of September 30, 2007.

The Company carries no assets.

The net liabilities of discontinued operations amount to $ 5,565,027 which comprises of the following:

Assets:
Property & equipment	$51,248
Deposits	3,679
Total assets	54,927

Liabilities:
Accounts payable	$1,945,332
Due to officer	769,508
Loan/Notes payable	1,419,352
Note payable - related party	80,000
Derivative liability	1,405,762
Total liabilities	$5,619,954

Net liabilities of discontinued operations	$5,565,027

Net cash used in discontinued operations was $ 59,704 for the nine month period ended September 30, 2007, as compared to net cash used in discontinued operations of $ 887,675 during the same period in 2006.

Net cash used in investing activity of discontinued operations for the nine month period ended September 30, 2007 was $24,292 as compared to no net cash used in investing activities during the same period in 2006.

Net cash provided by financing activities of discontinued operations was $ 83,997 for the nine month period ended September 30, 2007, as compared to net cash provided by financing activities of discontinued operations of $ 829,007 for the same period in 2006.

On September 27, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 50,000,000 shares of our common stock (the "Warrants").

Pursuant to the Securities Purchase Agreement, the Investors purchased the Notes and Warrants in three trenches as set forth below:

1.

At closing, on July 1, 2006 ("Closing"), the Investors purchased Notes aggregating $700,000 and warrants to purchase 17,500,000  shares based on the prorate shares of our common stock;

2.

On August 8, 2006 the investors purchased Notes aggregating $600,000 and warrants to purchase 15,000,000 shares based on the prorate shares of our common stock and,

3.

Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company has withdrawn the prior registration statement and filed a new registration statement on June 11, 2007.

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

The company accrued interest of $146,250 on the note during the nine month period ended September 30, 2007.

The Company is in default of the note as its registration statement has not become effective as stipulated by the agreement. The note is immediately due and payable and has been shown as a current liability in the accompanying financials. The Company has accrued interest on the note at the default interest rate of 15%.

The Company computed the beneficial conversion liability of $1,300,000 and warrant liability of $ 105,762 based on Black Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $1,405,762.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We currently have no operating business.

We currently have no relevant operating business, revenues from operations or assets.

AUTOMED SOFTWARE

The Roots of AutoMed® started to grow in late 2000 when our founders teamed up with a national medical billing company based in Southern California. AutoMed® was designed on the simple vision of using the technology to streamline Healthcare Practice Management, Billing and Collections. AutoMed® is a subsidiary of the Company.

The innovative software team at AutoMed® spent over 5 years developing this one of a kind, highly flexible suite of practice management applications. This includes automated data entry, billing, follow-ups and collections for Healthcare providers and billing companies.  AutoMed®'s first version was online in July 2003. Working exclusively with  Southern California based national medical billing agency, we spent another 30 months perfecting the system, working with numerous specialized medical practice fields such as anesthesia, pain management, ambulatory surgery centers, physical therapy, internal, General medicine, Hospital and many others.  The results were phenomenal!

AutoMed® version 5.0 is now commercially available.  This method is proven to manage in house data entry, coding billing, collection and tracking systems.  Managing a practice is a snap with Automed®.

MARKETING & PUBLIC RELATION AGREEMENTS

The Company entered into an agreement with a consultant to provide Public Relations services including investment banking liaison and acting as public relations consultant. The company is hoping to raise funding to finish the development of the software and towards the future growth of the Company.

The company also entered into joint venture agreement with National Media companies for advertising campaign to sell   its software via television and print media.

WE PAY A SUBSTANTIAL SALARY TO OUR CHIEF EXECUTIVE OFFICER AND TREASURER.

Chandana Basu, our Chief Executive Officer, President and Treasurer, receives a substantial amount of $50,000 per month (or $600,000 per year) for her services, which includes approximately $5,000 of salary and a minimum bonus of $45,000 each month (accrues if not paid). The amount of salary that Ms. Basu receives relative to the Company's revenue and other expenses reduces the likelihood that the Company will make a profit, and increases the possibility that the Company be forced to curtail or abandon its business plan in the future if the Company fails to raise additional capital.

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

ITEM 2. CHANGES IN SECURITIES

The Company is presently authorized to issue 750,000,000 shares of $0.001 par value Common Stock.  The Company currently has 50,340,450 common shares issued and outstanding.  The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore.  No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor is any common shares subject to redemption or convertible into other securities of the Company.  Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.  All shares of common stock now outstanding are fully paid, validly issued and non-assessable.  Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote.  Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

During the nine months period ended September 30,  2007, the  Company  issued 16,380,000 restricted common shares to the following in consideration for services performed.

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

The Company  also recorded $ 5,250 as officer compensation for 750,000 shares to be issued  pursuant  to  the  employment  agreement.  The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement. The value of the  stock  is  based  on  the  market  value at  September  30,  2007.

ITEM 3. RELATED PARTY TRANSACTIONS

The  Company  recorded $ 5,250 as officer compensation for 750,000 shares to be issued  pursuant  to  the  employment  agreement.  The officer  is  entitled to 1,000,000  shares  every year pursuant to the employment agreement. The value of the  stock  is  based  on  the  market  value at  September  30,  2007.

As of May 1, 2007, the officer of the company loaned the Company $80,000 to pay operating expenses.  This loan accrued interest at 9% per annum, unsecured and the term of the loan is one year.  Monthly payment of $2,000 to be paid on or before the 15th of each month, and the default rate is 14% after ten days of the due date.  The company accrued interest of $3,000 on the note during the six month periods ended September 30, 2007.

During the nine months period ended September 30, 2007, the  Company  issued 16,380,000 restricted common shares to the following in consideration for services performed.

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

ITEM 4. MANAGEMENT - DIRECTORS AND EXECUTIVE OFFICERS

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

Set forth below is certain biographical information regarding our executive officers and directors:

Chandana Basu - Chief Executive Officer, Treasurer and Director

Chandana Basu has served as our Chief Executive Officer and Treasurer since May 2004, after we acquired Healthcare Business Services Group, Inc. ("HBSGI"), a full-service medical billing agency and our wholly-owned subsidiary. She has served as our director since November 12, 2004. Ms. Basu incorporated HBSGI in December 1994. Ms. Basu has operated HBSGI for the past 17 years. Ms. Basu has been grown HBSGI from a core client base of doctors and hospitals in California, Florida, Washington State and Texas without the use of consistent marketing or advertising. Ms. Basu has over 14 years of experience in medical bill collecting from insurance companies. Ms. Basu also has over 14 years of experience in computer design and programming. Ms. Basu is the CEO and President of AutoMed Software Corp. our wholly-owned subsidiary. Ms. Basu received a Bachelors Degree with majors in Math, Physics and Chemistry from Bethune College in 1975. She attended the Computer Learning Center during 1978. She also received specialized education in medical billing, anesthesia billing and attended various pain management conferences. Ms. Basu is a Technical Exhibitor for the American Association of Anesthesiology.

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

Dated: November 19, 2007

By: /s/ Chandana Basu

Chandana Basu,

Chief Executive Officer and Principal Financial Officer