Form 10QSB/A
period 2007-09-30
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2008-06-26
CIK 1192069

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
Yes: [   ]     No: [X]

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

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors ..To the Company's knowledge, there are no agreements or understandings for any officer or director to resign at the request of another person nor is any officer or director acting on behalf of or is to act at the direction of any other person other than in his fiduciary capacity of and for the benefit of the Company and at its direction.

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