Form 10-K
period 2007-12-31
HEALTHCARE BUSINESS SERVICES GROUPS, INC.
filed 2008-12-03
CIK 1192069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File No. 000-50014

PPJ ENTERPRISE, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0478644 (I.R.S. Employer Identification No.)

1105 Terminal Way, Suite 202, Reno, NV 89502
(Address of principal executive offices)

Registrant's telephone number, including area code: (775) 348-5735

Securities Registered Pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange On which registered
(None)	(None)

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o Accelerated filer o  Non-accelerated filer o  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2007 was $50,000.00.

The number of shares outstanding of the registrant's common stock on December 31, 2007 was as follows: 177,302,000 shares.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes ☐    No ☒

HEALTHCARE BUSINESS SERVICES GROUPS, INC.
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10KSB"), including statements under "Item 1 Description of Business," and "Item 6 Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Healthcare Business Services Groups, Inc. (the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2007.

BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on May 2, 2000, as Winfield Capital Group, Inc. On June 6, 2001, the Company filed a Certificate of Amendment to its Articles of Incorporation to affect a name change to "Winfield Financial Group, Inc." On April 23, 2004, the Company acquired 100% of the equity interest of Healthcare Business Services Groups, Inc. (“Healthcare”), a Delaware corporation (“Healthcare”). As part of the same transaction, on May 7, 2004, the Company acquired 100% of the equity interest of AutoMed Software Corp. ("AutoMed"), a Nevada corporation, and 100% of the membership interests of Silver Shadow Properties, LLC ("Silver Shadow"), a Nevada single member limited liability company. The transactions are collectively referred to herein as the "Acquisition”. Prior to the Acquisition, the Company was a business broker, primarily representing sellers and offering its clients' businesses for sale. As a result of the Acquisition, the Company changed its business focus to medical billing.

On January 7, 2005, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State and changed its name to "Healthcare Business Services Groups, Inc."

On or about May 7, 2004, the Company acquired Healthcare, AutoMed and Silver Shadow from Chandana Basu, the sole owner, in exchange for 25,150,000 newly issued treasury shares of the Company's Common Stock. As a result of the Acquisition, the Company has changed its business focus. The term "Company" shall include a reference to PPJ Enterprise (the "Company").

On June 21, 2004, the Company entered into an agreement with Robert Burley (former Director, President and Chief Executive Officer of the Company) and Linda Burley (former Director and Secretary of the Company) whereby the Company agreed to transfer certain assets owned by the Company immediately prior to the change in control in consideration for Mr. and Mrs. Burley's cancellation of an aggregate of 2,640,000 of their shares of the Company's common stock. The Company transferred the following assets to Mr. and Mrs. Burley: (i) the right to the name "Winfield Financial Group, Inc." and (ii) any contracts, agreements, rights or other intangible property that related to the Company's business operations immediately prior to the change in control whether or not such intangible property was accounted for in the Company's financial statements. After the issuance of shares to Ms. Basu and the cancellation of 2,640,000 shares of Mr. and Mrs. Burley's Common Stock, there were 29,774,650 shares of the Company's Common Stock outstanding. As a result of these transactions, control of the Company shifted to Ms. Basu. At closing, Ms. Basu owned 25,150,000 shares (or approximately 81%) out of 33,960,150 shares of the Company's issued and then outstanding Common Stock.

DESCRIPTION OF THE COMPANY'S CURRENT BUSINESS OPERATIONS

After acquisition, the Company operated as a medical billing service provider which attempts to assist various health care providers to enhance their billing functions.  The Company has developed through its subsidiary Automated Software Corp., a proprietary medical billing software system named AutoMed. AutoMed was used in house since 2003, after all program bugs cleaned and beta testing was done for over 2 years prior to launching AutoMed into the market for commercial distributions. expects that after AutoMed is launched, the Company's revenues will grow over the next three to five years, as the Company extends its billing model into the technology era, however, the Company can give no assurances that it will see increases in revenue.

DESCRIPTION OF THE COMPANY'S PRINCIPAL PRODUCTS AND SERVICES

The Company primarily a healthcare support service related company who is dedicated to help healthcare practices become more efficient and save money.  Due to the over whelming market need the Company    entered into the research, development and now marketing of its

(1) proprietary medical billing software ("AutoMed"). AutoMed is a very flexible automated practice management suite that is a technological innovation by using OCR/OMR technology to provide healthcare providers a simple and cost effective way to submit their billing to Governmental payors and insurance companies without coding, data entry and billing personnel.

(2) Prepaid collection service – an added line of business

The Company offers prepaid low cost collection service to healthcare and all other industries for past due and Bad Debt collection. This is an effective Profit Recovery program provides an alternative to traditional debt collection Agencies.

(3) Healthcare Accounts Receivable Financing – an added line of business

Medical factoring, a cash flow solution that speeds up cash flow—allowing payment for services rendered in days instead of months. Also, provides a one-stop service for bridge loans, refinancing, asset-based loans, equipment financing, acquisition financing, revolving lines of credit and accounts receivable financing. Unlimited and continuous business funding eliminates having to wait 30 to 60 days or longer for invoice payments. Receive factoring funds within 24 to 48 hours – no complicated process—requires only 2 to 5 minutes of paperwork.

(4) Healthcare Staffing Solutions – an added line of business

PPJE offers staffing solutions to fulfill a wide breath of healthcare staffing needs from the physician office, home care to hospital based.

PPJE provides a broad range of clinical and medical administrative (including expert coding, billing and collections to Healthcare management) resources to solve the most burdensome staffing needs, fulfilling your requirements for highly qualified staff. All PPJE staff undergoes a stringent process of skills testing, criminal and OIG/GSA background checks, drug testing, PSHA and HIPAA training, and reference checks prior to placement.

COMPETITIVE BUSINESS CONDITIONS

SUBSIDIARY – HEALTHCARE BUSINESS SERVICES GROUPS, INC. (“Healthcare”).

MEDICAL BILLING

(A Delaware Company registered to do business in California during 1997-2008.)

Healthcare Business Services Groups, Inc. (Delaware Corporation a subsidiary of the Nevada Company) office was closed in June of 2007 due to lack of funding, Clients concealing money to resist payments of our fees, loss of clients and excessive legal fees.

SUBSIDIARY - AUTOMED

AUTOMATED MEDICAL BILLING SOFTWARE (A Nevada Company)

“AutoMed” was initially formed to satisfy its custom medical billing needs. “Healthcare” began implementing AutoMed in its Medical Billing line of business in July 2003. “Healthcare” has been using AutoMed since October 2003 for all new medical billing.

The “Registrant” intends to promote AutoMed for other aspects of medical office management as well, as discussed below.

We sold the first copy of our AutoMed program license in January of 2008 and installed in March of 2008 into general/internal medical clinic. The program was sold for 39 doctors for a selling price of $230,000. Due to the product being new to the market, we only installed the program for one physician with initial deposit of $62,000. We used these funds to customize the program for the clinic, travel, technical, installation and training. We have received an additional $5,000 in the second quarter of 2008. There are multiple interests at this point from the hospital, surgery center and other medical professionals who seek to use AutoMed program. Additional funding of $2.2 million dollars to effect its business plan and to promote AutoMed program through out the United States of America.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

“Healthcare” depended on few customers throughout the United States and do not plan to continue in the medical billing field due to high operational cost. Medical billing is a very competitive market and competition is almost unlimited. Due to our higher fees (10%) to perform a customized service to deliver a higher cash flow to our clients, we have experienced that our clients were the largest competitors of Healthcare Business Services Groups; Inc itself. Doctors would sign contracts with us to learn our privileged and specialized method of billing, once they see a drastic upwards of collections they will change pay to address to them selves and copy our methods of billing. We have experienced this conduct over and over again in the recent years. To find new clients, “Healthcare” spent hundreds of thousands of dollars over the years but the pattern of conducts we have seen in the recent years by our ex-clients, we were unable to continue to defend our position which resulted in closing of this service business. We may consider to résumé our non customized services in the future into more generalized billing service at lower fees (5-6%). But at this point the we do not plan to provide billing service..

NEED FOR GOVERNMENTAL APPROVAL AND THE EFFECTS OF REGULATIONS

Medical business services are subject to the compliance requirements of the Health Insurance Portability and Accountability Act ("HIPPA") and the billing guidelines of the Health Care Financing Administration ("HCFA"). As a result, Medical Billing and AutoMed are subject to government regulation and government approval.

RESEARCH & DEVELOPMENT OVER THE PAST TWO YEARS

The “Registrant” has spent almost no resource or time during the last two years on research and development.

EMPLOYEES

The Company has one full-time employee, Ms. Chandana Basu. Ms. Basu is not a member of any union in connection with the Company's operations. The Company performs all its business through consultants on an as needed basis.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company currently leases office space in Reno, Nevada as its corporate address and performs all interaction through this location. This location is rented on month to month basis for rent of space and services are as much as $500.00/mo.

ITEM 3. LEGAL PROCEEDINGS (Healthcare)

“Healthcare” was a plaintiff to two and defendant to one law suits prior to filing Bankruptcy. “Healthcare” filed claims for nonpayment of fees by former clients due to clients diverted funds billed by “Healthcare” and did not pay Billing fees.

On July 12, 2004, “Healthcare” initiated an arbitration case against Nimish Shah, M.D. d/b/a New Horizon Medical, Inc. ("New Horizon") v. “Healthcare”, et al. In connection with arbitration, Healthcare has claimed against New Horizon the compensatory damages for its fees in the amount of $75,000 (subject to amendment), prejudgment interest, costs and attorneys' fees in an unspecified amount. New Horizon has not submitted a cross-complaint against Healthcare for the breach of contract alleging that there is substantial discrepancy between the amounts of bills provided by New Horizon to the Company, for the purpose of securing payment from various insurance companies, and the funds actually received from Healthcare. This matter was dismissed by arbitrator for nonpayment of arbitrator's fee.  New Horizon later in 2006, initiated a lawsuit against “Healthcare” in the Superior Court of California, County of Los Angeles, Case No. VC 042695, styled New Horizon Medical, this case is included in Bankruptcy.

In January 2004, Claimant Leonard J. Soloniuk, MD initiated an arbitration against “Healthcare” with the American Arbitration Association, Case No. 72 193 00102 04 TMS, styled Leonard J. Soloniuk, MD v. “Healthcare”. In a decision dated April 5, 2006, the arbitrator awarded “Healthcare” nothing against Soloniuk. The arbitrator further awarded Soloniuk $ 275,000 against the “Healthcare” as well as interest accruing from June 1, 2006, at the rate of ten percent per annum on the unpaid balance. The arbitrator further ordered “Healthcare” to reimburse Soloniuk costs in the amount of $ 1,875. “Healthcare” argues that of this $275,000, $210,000 was already paid to Soloniuk since November 4, 2002, last date of payment were considered by arbitrator and therefore the judgment should be reduced accordingly. This case is included in the Bankruptcy.

 On November 1, 2007 “Healthcare” filed law suit against Narinder Grewal, MD for unpaid fees and damages of $3,000,000. Case No. CIVRS706024. Dr. Grewal filed counter claims. This case is included in the Bankruptcy.

“Healthcare” and Frank Zondlo, MD agreed to drop their actions against each other. The matter is included in the Bankruptcy.

Healthcare is a in a Chapter 7 Bankruptcy protection which was filed on June 26, 2008, case no. 6:8-Bk-17866. Currently it waits for the 341 creditors meeting. Attorney David Akintimoye ESQ of Riverside is handling the Chapter 7 case.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Bid" and "Ask" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. below are the high and low bid prices for the Company's Common Stock for the past two (2) fiscal years. Prior to January 12, 2005, the Company's trading symbol was "WFLD," however in connection with the Company's change in business focus and name change; the Company's securities began trading under the symbol "HBSV" on January 12, 2005.

The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	BID PRICES
QUARTERS ENDED	HIGH	LOW
December 31, 2007	0.007	0.007
September 30, 2007	0.007	0.007

There are 90 holders of record of the common stock as of September 19, 2008. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is currently quoted on Pink sheets

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

On January 5, 2005, the Registrant changed its name to Healthcare Business Services Groups, Inc. The Registrant is a holding company for subsidiary “Healthcare”. The business operations discussed herein are conducted by “Healthcare”. The Registrant, through “Healthcare”, is engaged in the business of providing medical billing services to healthcare providers in the United States.

On February 14, 2008, the Registrant changed its name to PPJ Enterprise (the Company) to clear confusion between the Delaware Company and the Nevada Company. On the same day the Company increased its authorized shares to 1.500,000,000.

On March 21, 2008 PPJE requested change of Ticker Symbol and it is now (PPJE.PK).

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Healthcare Business Services Groups, Inc. (Delaware Corporation a subsidiary of the Nevada Company) office was closed in June of 2007 due to lack of funding, Clients concealing money to resist payments of our fees, loss of clients and excessive legal fees. “Healthcare” is in Chapter 7 Bankruptcy now case# 6:8-bk-17866.

Revenues earned for the years ended December 31, 2007 and 2006 were from the operations of the entities that were discontinued effective June 30, 2007. The Company’s primary activity of medical billings function was discontinued and has been presented as discontinued operations in the accompanying financial statements as of December 31, 2007. The accompanying financial statements have been reclassified accordingly and presented as discontinued operations. The Company's other subsidiaries and AutoMed are dormant companies and are also reclassified as part of discontinued operations as of December 31, 2007. The Company’s subsidiary “Silver Shadow Properties, LLC was sold to Ms. Basu in 2005. The Company recorded profit in the transaction.

The Company computed the beneficial conversion liability of $1,300,000 and warrant liability of $ 105,762 based on Black-Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $1,460,962. The Company recorded a change in fair value of derivative of $277,520 as other income for the year ended December 31, 2007 compared to a change in fair value of derivative of $381,684 as other income for the same period in 2006. The derivative liability originated from the Company’s convertible notes.

Interest expense and financing costs for the year ended December 31, 2007 was $247,898 compared to $444,345 for the same period in 2006. The decrease in interest expense and financing costs are due to decrease of operational cost and expenses..

The Company discontinued its operations of medical billings function and recorded a loss of $2,237,741 for the year ended December 31, 2007 compared to a loss of $1,175,695 for the same period in 2006. The Company disposed of the assets of discontinued operations and recorded a loss of $35,957 for the year ended December 31, 2007.

Net loss was $2,244,076 (or basic and diluted net loss per share of $(8.74) for the year ended December 31, 2007 as compared to net loss of $2,997,584 (or basic and diluted net loss per share of $35.24) for the same period in 2006. Net loss for the year ended December 31, 2007 was lower as compared to the corresponding period in the last year since the Company discontinued its primary operations of medical billings function.

LIQUIDITY AND CAPITAL RESOURCES (Subsidiary “Healthcare”)

The “Healthcare” had a working capital deficiency of $6,304,331 as of December 31, 2007. The Company had no assets as of December 31, 2007. The Company had total current liabilities of $6,304,331 as of December 31, 2007, consisting of accounts payable and accrued expenses of $1,977,851, accrued officers compensation of $937,665, line of credit of $100,415, note payable to third parties of $508,500, lease payable of $18,938, convertible secured note payable of $1,300,000, and $1,460,962 in derivative liability related to $1,300,000 convertible secured note and warrants associated with the note.

The “Healthcare” had two revolving lines of credit from two financial institutions for $50,000 and $100,000. The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively. The credit lines are personally guaranteed by the CEO of the Company. The Company has borrowed $18,065 and $82,350 from the credit lines as of December 31, 2007.

Net cash used in operating activities of “Healthcare” was $467,242 during the year ended December 31, 2007, as compared to net cash used in operating activities of $94,587 during the same period in 2006.

Net cash used in investing activity during the year ended December 31, 2006 was $45,255 as compared to net cash used in investing activities of $7,290 during the same period in 2006. Cash used in investing activities during the year ended December 31, 2007 was primarily due to purchase of equipment of $6,277 and software development costs of $38,978.

Net cash provided by financing activities was $512,497 during the year ended December 31, 2007, as compared to net cash used by financing activities of $201,246 for the same period in 2006. Net cash provided during the year ended December 31, 2007 was due to proceeds of $508,500 received from notes payable.

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

On June 27, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 125,000 reverse split shares of our common stock (the "Warrants").

Pursuant to the Securities Purchase Agreement, the Investors purchased the Notes and Warrants in three trenches as set forth below:

At closing, on July 1, 2006 ("Closing"), the Investors purchased Notes aggregating $700,000 and warrants to purchase 43,750 shares based on the prorate shares of our common stock;
On August 8, 2006 the investors purchased Notes aggregating $600,000 and warrants to purchase 37,500 shares based on the prorate shares of our common stock.

Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company never received the third trench as the Registration Statement was not effective to bring more funds into the Company.

The Notes carry an interest rate of 6% and a maturity date of June 27, 2009. The notes are convertible into common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

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

The Company simultaneously issued to the Investors seven year warrants to purchase 81,250 shares of common stock at an exercise price of $28.00.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

The Company has received the $ 1,300,000 through December 31, 2007.

RISK FACTORS

WE NEED A SUBSTANTIAL AMOUNT OF ADDITIONAL FINANCING.

The Company anticipates the need for approximately $2,200,000 million dollars of financing for marketing its products and other operational expenses and growth.  There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, or accepts financing on unfavorable terms to the Company, it could have a materially adverse effect upon the Company's ability to implement its business plan with respect to AutoMed, and other products.

WE NOW PAY SUBSTANTIALLY LESS SALARY AND BONUS TO OUR CHIEF EXECUTIVE OFFICER AND TREASURER.

Our original employment agreement with Chandana Basu, our Chief Executive Officer and Treasurer was executed on April 1, 2004 and cannot be terminated by us. It shall remain in existence until Ms. Basu retires or assigns her position to others. It provides for a monthly base salary of $5,000 per month and a bonus of 25% of our gross receipts payable monthly with a minimum bonus of $45,000 per month. It also includes reimbursement of all reasonable expenses. It provides for the issuance of a minimum of 1,000,000 shares annually as per amendment of employment agreement in October 2004.

The Company was never able to pay Ms. Basu such an amount as agreed in her employment agreement. So Ms Basu amended her employment agreement due to Company’s financial conditions during the First  Quarter of 2008 as below:

Ms. Basu will accept $5,000 as salary and $20,000 worth of Company’s Common Shares per month for the first six months. After six months her salary must increase $1,000 per month to a maximum $10,000 per month and $20,000 worth of Company’s S-8 shares per month until Company’s financial condition changes.

On April 29, 2008 Ms. Basu accepted 100,000,000 shares of the Company Common Shares as a full payment towards all accrued dues including cost paid by her, bonuses and note receivable from the Company until this date.

Ms. Basu also serves as the Chief Executive Officer and President of AutoMed. Ms. Basu is our only employee at this time. She travels for marketing, deals with the auditors, attorneys, and investors in addition she works closely with programmers and other technical professionals to continuously improve the status of the Company.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR AUTOMED IN THE EVENT THAT WE ARE ABLE TO RAISE ENOUGH MONEY TO MARKET AUTOMED.

The Company completed development of the basic version of AutoMed software as a stand-alone, commercially viable product, the Company plans to market AutoMed as a "one-stop shopping" solution for medical office management. The Company plans to charge $50,000 per installation for a single user and one computer. Currently the Company generates some  revenue through AutoMed. The extent to which AutoMed gains acceptance, if any, will depend, in part, on its cost effectiveness and performance as compared to conventional means of office management, as well as known or unknown alternative software packages. If conventional means of office management or alternative software packages are more cost-effective or outperform AutoMed, the demand for AutoMed may be adversely affected. Additionally, the Company anticipates the need for approximately $2,200,000 Million dollars to begin marketing AutoMed. The failure of the Company to raise an additional $2,200,000 to implement our Business Plan and maintain levels of market acceptance would have a material adverse effect on the line of business and the Company's overall business, financial condition and results of operations, and would likely cause the value of the Company's securities to decrease.

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

IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

1.	actual or anticipated variations in our results of operations;
2.	our ability or inability to generate new revenues;
3.	increased competition; and
4.	conditions and trends in the medical billing industry.

Further, because our common stock is trading on the Pink sheets our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 7.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF PPJ ENTERPRISE

We have audited the accompanying consolidated balance sheet of PPJ Enterprise and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPJ Enterprise and Subsidiaries at December 31, 2007 and 2006, and the results of its’ consolidated operations and its’ consolidated stockholders equity and consolidated cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC Saint Louis, Missouri
November 15, 2008

PPJ Enterprise and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Property & Equipment, Net	$-	$41,156
Software Development Costs	-	38,978
Other	-	3,650

Total Assets	$-	$83,784

Liabilities & Stockholders' (Deficit)

Current Liabilities
Accounts Payable and Accrued Expenses	$1,977,851	$1,652,796
Accrued Officer Compensation	937,665	337,665
Lines of Credit	100,415	96,418
Derivative Liability	1,460,962	1,738,482
Lease Liability	18,938	18,938
Notes Payable	508,500	-
Convertible Secured Note	1,300,000	1,300,000
Total Current Liabilities	6,304,331	5,144,299

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock-Class B, $0.001 par value, 100,000,000 shares
authorized; no shares issued and outstanding.	-	-
Common Stock, $0.001 par value, 1,500,000,000 shares
authorized; 428,226 and 85,200 shares issued and outstanding, respectively.	428	85
Additional Paid-in Capital	2,535,156	1,543,739
Stock Subscriptions (Receivable) Payable	75,750	67,250
Accumulated Deficit	(8,915,665)	(6,671,589)
Total Stockholders' (Deficit)	(6,304,331)	(5,060,515)

Total Liabilities & Stockholders' (Deficit)	$-	$83,784

The accompanying notes are an integral part of these financial statements.

PPJ Enterprise and Subsidiaries
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2007	2006
Other Income (Expense)
Change in Fair Value of Derivative	$277,520	$381,684
Beneficial Conversion Feature Expense	-	(1,756,828)
Interest Expense and Financing Costs	(247,898)	(444,345)
Total Other Income (Expense)	29,622	(1,819,489)

Provision for Income Taxes	-	(2,400)

Net Income (Loss) Before Discontinued Operations	29,622	(1,821,889)

Loss from Discontinued Operations
Loss from Disposal of Assets of Discontinued Operations	(35,957)	-
Loss from Discontinued Operations	(2,237,741)	(1,175,695)
Total Loss from Discontinued Operations	(2,273,698)	(1,175,695)

Net Income (Loss)	$(2,244,076)	$(2,997,584)

Net Income per Share
Basic	$(8.74)	$(35.24)
Diluted	$(8.74)	$(35.24)

Number of Shares Used in Per Share Calculations
Basic	256,713	85,050
Diluted	256,713	85,050

The accompanying notes are an integral part of these financial statements.

PPJ Enterprise and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock
	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Prepaid Consulting	Subscriptions (Receivable) Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2005	84,900	$85	$1,543,727	$(51,611)	$28,500	$(3,674,005)	$(2,153,304)
Common Stock Issued to Consultants for Services	300	-	12	51,611	-	-	51,623
Common Shares to be Issued to Directors for Services	-	-	-	-	38,750	-	38,750
Net Loss	-	-	-	-	-	(2,997,584)	(2,997,584)
Balance at December 31, 2006	85,200	$85	$1,543,739	$-	$67,250	$(6,671,589)	$(5,060,515)
Common Stock Issued to Consultants for Services	302,076	302	876,798	-	-	-	877,100
Common Shares to be Issued to Directors for Services	40,950	41	114,619	-	8,500	-	123,160
Net Loss	-	-	-	-	-	(2,244,076)	(2,244,076)
Balance at December 31, 2007	428,226	$428	$2,535,156	$-	$75,750	$(8,915,665)	$(6,304,331)

The accompanying notes are an integral part of these financial statements.

PPJ Enterprise and Subsidiaries
Consolidated Statements of Cash Flows
	For the Twelve Months Ended
	December 31,
	2007	2006
Cash Flows from Operating Activities
Net Income (Loss)	$(2,244,076)	$(2,997,584)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	1,000,260	90,373
Depreciation & Amortization	93,111	118,459
Beneficial Conversion Feature Expense	-	1,756,828
Change in Fair Value of Derivative	(277,520)	381,684
Loss from Disposal of Assets of Discontinued Operations	35,957	-

Changes in operating assets and liabilities:
Accounts Receivable	(29)	-
Accounts Payable and Accrued Expenses	325,055	576,378
Accrued Officer Compensation	600,000	(20,725)

Net Cash Used in Operating Activities	(467,242)	(94,587)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(6,277)	(7,290)
Software Development Costs	(38,978)	-

Net Cash Used in Investing Activities	(45,255)	(7,290)

Cash Flows from Financing Activities
Lines of Credit	3,997	(17,274)
Payments on Capital Leases	-	(6,300)
Net Proceeds from Notes Payable	508,500	(177,672)

Net Cash Provided by Financing Activities	512,497	(201,246)

Net Increase (Decrease) in Cash	-	(303,123)

Cash Beginning of Period	-	303,123

Cash End of Year	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	1,700

The accompanying notes are an integral part of these financial statements.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization, Business & Operations

History

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

On July 13, 2007 the Company's Board of Director approved a resolution to discontinue all of its billing effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as discontinued operations. The Company's other three subsidiaries Silver Shadow, AutoMed and Alta Vista are dormant companies and are also reclassified as part of discontinued operations.

Name Change

A Certificate of Amendment to the Articles of Incorporation to change the registrant’s name to PPJ Enterprise which amendment became effective on March 20, 2008. As a result of the name change, the Company’s trading symbol changed from “HBSV” to “PPJE”.

Bankruptcy Proceedings

On June 26, 2008 Healthcare Business Services Groups, Inc.(“HBSGI”), a Delaware Company, a subsidiary of PPJ Enterprise (“PPJE”), filed for Chapter 7 Bankruptcy protection due to lawsuits by its former clients and loss of major clients and revenue. HBSGI closed its Upland office on June 30, 2007.

Authorized Shares and Reverse Stock Split

An amendment to the Registrant’s Articles of Incorporation to increase the authorized shares to 1,500,000,000 shares of common stock, to reauthorize the par value of $.001 per share of common stock, and to authorize additional 95,000,000 shares of preferred stock making it a total of 100,000,000 with a par value of $.001 per share of preferred stock that became effective March 20, 2008; and 300,000,000 Free Trading shares also were registered with Nevada Secretary of State on March 20, 2008.

On March 20, 2008, the Board of Directors approved an Amendment for a 1:400 reverse stock split. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the reverse stock split for all periods presented.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of December 31, 2007, the Company has an stockholders’ deficit of $6,304,331 and an accumulated deficit of $8,915,665. In addition, the Company has no assets and on June 26, 2008 the Company filed for Chapter 7 Bankruptcy protection for Healthcare Business Services Groups, Inc .(“HBSGI”), a Delaware Company and subsidiary of PPJ Enterprise (“PPJE”). These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include finished spirit product and packaging.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Property & Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 3 to 10 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants and convertible notes.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Allowance for Doubtful Accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.

Advertising

The Company expenses advertising costs as incurred. The Company incurred no advertising costs for the years ended December 31, 2007 and 2006.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended December 31, 2007 and 2006, as a result of net operating losses incurred during the periods. As of December 31, 2007, the Company has available approximately $6,900,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At December 31, 2007 and 2006, the Company has deferred tax assets of approximately $3,600,000 and $2,700,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2007	2006

Statutory Federal Tax (Benefit) Rate	-34%	-34%
Statutory State Tax (Benefit) Rate	-6%	-6%
Effective Tax (Benefit) Rate	-40%	-40%

Valuation Allowance	40%	40%

Effective Income Tax	0%	0%

Significant components of the Company's deferred tax assets at December 31, 2007 and 2006, are as follows:

	December 31,
	2007	2006
Net Operating Loss Carryforward	$3,551,109	$2,657,294

Valuation Allowance	(3,551,109)	(2,657,294)

Net Deferred Tax Asset	$-	$-

Research and Development Costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the years ended December 31, 2007 and 2006.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) . SFAS No. 158 requires company plan sponsors to display the net over or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes , by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

Note 4 – Discontinued Operations

On July 13, 2007 the Company's Board of Director approved a resolution to discontinue all of its billing function (the principal activity of the Company) effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as discontinued operations. The Company's other three subsidiaries; Silver Shadow, AutoMed and Alta Vista, are dormant companies and are also reclassified as part of discontinued operations.

	For the Twelve Months Ended
	December 31,

Net Revenue	$678,277	$1,011,644
Operating Expenses	2,916,018	2,187,339
Loss from Discontinued Operations	(2,237,741)	(1,175,695)

Note 5 - Property and Equipment

As of December 31, 2007 and 2006, property and equipment is comprised of the following:

	December 31,
	2007	2006

Office and Computer Equipment	-	124,964
Furniture & Equipment	-	89,869

Less: Accumulated Depreciation	-	(173,677)

Net Property & Equipment	$-	$41,156

Depreciation Expense	$93,111	$30,133
	-	41,156

During the years ended December 31, 2007 and 2006, the Company recorded depreciation expense of $15,155 and $30,133, respectively.

Note 6 – Software Development Costs

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized.  Amortization is computed using the straight-line method over the estimated useful life of the asset.  Amortization begins from the date when the software becomes operational.  The website became operational July 1, 2004.  The Company amortized $38,978 and $ 88,326 in the accompanying financial statements at December 31, 2007 and 2006, respectively. The balance at December 31, 2007 amounts was $0.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Note 7– Accounts Payable and Accrued Expenses

As of December 31, 2007 and 2006, accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006

Trade Payable	$404,395	$597,687
Payable to Clients	1,127,004	591,609
Litigation Accrual	50,000	325,000
Accrued Interest	264,634	35,819
Income Tax Payable	60,000	8,655
Accrued Payroll & Taxes	12,777	12,627
Accrued Vacation	13,114	13,111
Other Accrued Expenses	45,927	68,288
Total Accounts Payable and Accrued Expenses	$1,977,851	$1,652,796

Note 8 – Accrued Officer Compensation

The Company has an employment agreement with Chandana Basu, our Chief Executive Officer and Treasurer. The Agreement was executed on April 1, 2004 and can not be terminated. It shall remain in existence until Ms. Basu retires or assigns her position to others. It provides for a monthly base salary of $5,000 per month and a bonus of 25% of our gross receipts payable monthly with a minimum bonus of $45,000 per month. It also includes reimbursement of all reasonable expenses. It provides for the issuance of a minimum of 1,000,000 shares annually as per amendment of employment agreement in October 2005.

As of December 31, 2007 and 2006, accrued officer compensation totaled $937,665 and $337,665, respectively.

Note 9 – Lines of Credit

The Company has two revolving lines of credit from two financial institutions for $50,000 and $100,000.  The credit lines are unsecured and bear an annual interest rate of 10.75% and 16.24%, respectively.  The credit lines are personally guaranteed by the CEO of the Company.  The Company has borrowed $18,065 and $82,350 from the credit lines as of December 31, 2007.

Note 10 – Notes Payable

The Company has 7 unsecured promissory notes with 5 individuals totaling $508,500.  These notes accrue interest between 8% and 25% annualized and are all due on or before December 31, 2008.  As of the audit date, the Company is in default on 5 of these notes totaling $468,500.

Note 11 - Convertible Secured Note and Securities Purchase Agreement

On June 27, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 125,000 reverse split shares of our common stock (the "Warrants").
Pursuant to the Securities Purchase Agreement, the Investors purchased the Notes and Warrants in three trenches as set forth below:

•	At closing, on July 1, 2006 ("Closing"), the Investors purchased Notes aggregating $700,000 and warrants to purchase 43,750 shares based on the prorate shares of our common stock;
•	On August 8, 2006 the investors purchased Notes aggregating $600,000 and warrants to purchase 37,500 shares based on the prorate shares of our common stock.
•
Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company has withdrawn the third trench as the Registration Statement was not effective to bring more funds into the Company.

The Notes carry an interest rate of 6% and a maturity date of June 27, 2009. The notes are convertible into common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

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
The Company has received the $ 1,300,000 through December 31, 2007.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Derivative Liability

Concurrent with the issuance of the $1,300,000 note detailed in Note 11, the Company issued to the Investors seven year warrants to purchase 81,250, post reverse split shares, of common stock at an exercise price of $28.00.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

The fair value of the share purchase warrants for the period December 31, 2007, was in the amount of $1,460,962, which was determined using the Black-Scholes option value model with the following assumptions:

•	Expected life 5.6 years
•	Volatility 98%
•	Dividend yield 0%
•	Risk free rate 3.5%

Note 13 - Stockholders’ Equity

Authorized Shares

An amendment to the Registrant’s Articles of Incorporation to increase the authorized shares to 1,500,000,000 shares of common stock, to reauthorize the par value of $.001 per share of common stock, and to authorize additional 95,000,000 shares of preferred stock making it a total of 100,000,000 with a par value of $.001 per share of preferred stock that became effective March 20, 2008; and 300,000,000 Free Trading shares also were registered with Nevada Secretary of State on March 20, 2008.

Reverse Stock Split

On March 20, 2008, the Board of Directors approved an Amendment for a 1:400 reverse stock split. . All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the reverse stock split for all periods presented.

Common Stock

As of December 31, 2007, 428,226 common shares were issued and outstanding.  The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore.  No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor is any common shares subject to redemption or convertible into other securities of the Company.  Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.  All shares of common stock now outstanding are fully paid, validly issued and non-assessable.  Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote.  Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

During the year ended December 31, 2007, the Company issued 343,026 restricted common shares of which 302,076 shares were issued to Consultants for services totaling $877,100 and 40,950 shares were issue to Directors for services totaling $114,660. As of December 31, 2008, subscriptions payable totals $75,750.

During the year ended December 31, 2006, the Company issued 300 restricted common shares to Consultants for services totaling $51,623.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Class B Preferred Stock

The Company's Articles of Incorporation (Articles") authorize the issuance of 100,000,000 shares of $0.001 par value Class B Preferred Stock.  No shares of Preferred Stock are currently issued and outstanding.  Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors.  The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series.  The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock.  In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

Note 14 – Related Party Transactions

The Company recorded $5,250 as officer compensation for 750,000 shares to be issued pursuant  to  the  employment  agreement.  The officer is entitled to 1,000,000 shares every year pursuant to the employment agreement.

During the year ended December 31, 2007, the Company issued 40,950 post reverse split restricted common shares to the following in consideration for services performed.

Number of Shares

Directors (2)	375
*Director and Husband	7,500
CEO and Director	7,500
*Ex-Employee-Son	2,500
*Ex-Employee-Daughters (2)	7,500
*Ex-Employee-Son in Law	500
Ex Employees (8)	2,387
Contractors (6)	12,689
Total	40,950

*   The above are in relationship to the CEO and Director of the Company.

The Company recorded the 40,950 shares at the fair market value of $114,660 as compensation expense.

Note 15– Commitments & Contingencies

Leases

During the year ended December 31, 2007, the Company leased its corporate offices space in Upland, California under operating lease agreement.  The facility lease calls for a monthly rent of $3,387.

The Company is on a month to month lease and vacated the leased premises as of September 30, 2007. Currently, the Company is operating thru a marketing company in Nevada for collection only and there are no on going billing operations.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Litigation

The Company is currently plaintiff to two and defendant to two law suits. The Company filed claims for non payment of fees by former clients due to clients diverted funds billed by company and did not pay Billing fees.

•
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

•
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

•
Company recently filed new legal actions against Soloniuk for fraud, deception, and intentional non disclosure of money received from HBSGI collection to the arbitration hearing to gain advantage. Company also filed an application of injunction to prevent Soloniuk to use HBSGI billing method. Hearing is set for May 10, 2007. Company is suing Solonuik for $750,000 plus cost of lawsuit.

•	On November 1, 2007 “Healthcare” filed law suit against Narinder Grewal, MD for unpaid fees and damages of $3,000,000 (case No. CIVRS706024.) Dr. Grewal filed a counter suit.
•
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

•	Healthcare filed a collection action against Frank Zondlo, and Zondlo also filed across-complaint against Healthcare. The matter is now in the discovery and law and motion stage.

Bankruptcy Proceedings

On June 26, 2008 Healthcare Business Services Groups, Inc.(“HBSGI”), a Delaware Company, a subsidiary of PPJ Enterprise (“PPJE”), filed for Chapter 7 Bankruptcy protection. HBSGI has been over burdened with law suits by its former clients and loss of major clients and revenue. HBSGI closed its Upland office on June 30, 2007.

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

Note 16 - Subsequent Events

Name Change

A Certificate of Amendment to the Articles of Incorporation to change the registrant’s name to PPJ Enterprise which amendment became effective on March 20, 2008. As a result of the name change, the Company’s trading symbol changed from “HBSV” to “PPJE”.

Bankruptcy Proceedings

On June 26, 2008 Healthcare Business Services Groups, Inc.(“HBSGI”), a Delaware Company, a subsidiary of PPJ Enterprise (“PPJE”), filed for Chapter 7 Bankruptcy protection. HBSGI has been over burdened with law suits by its former clients and loss of major clients and revenue. HBSGI closed its Upland office on June 30, 2007.

Authorized Shares and Reverse Stock Split

An amendment to the Registrant’s Articles of Incorporation to increase the authorized shares to 1,500,000,000 shares of common stock, to reauthorize the par value of $.001 per share of common stock, and to authorize additional 95,000,000 shares of preferred stock making it a total of 100,000,000 with a par value of $.001 per share of preferred stock that became effective March 20, 2008; and 300,000,000 Free Trading shares also were registered with Nevada Secretary of State on March 20, 2008.

On March 20, 2008, the Board of Directors approved an Amendment for a 1:400 reverse stock split. . All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the reverse stock split for all periods presented.

Equity

Subsequent to the year ended December 31, 2007, the Company issued 133,800,000 shares of common stock of which 100,000,000 was issued to an Officer for debt conversion, 29,800,000 shares were issued to non-affiliated individuals for services and 4,000,000 shares were issued for the conversion of debt.

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

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

Name	Age	Position
Chandana Basu	53	Chief Executive Officer, Treasurer and Director
Abhijit Bhattacharya	60	Director
Arjinderpal Singh Sekhon, MD	59	Director

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

Set forth below is certain biographical information regarding our executive officers and directors:

Chandana Basu - Chief Executive Officer, Treasurer and Director

Chandana Basu has served as our Chief Executive Officer and Treasurer since May 2004, after we acquired Healthcare Business Services Group, Inc. ("“Healthcare”"), a full-service medical billing agency and our wholly-owned subsidiary. She has served as our director since November 12, 2004. Ms. Basu incorporated “Healthcare” in December 1994. Ms. Basu has operated “Healthcare” for the past 18 years as of 2001. Ms. Basu has been grown “Healthcare” from a core client base of doctors and hospitals in California, Florida, Washington State and Texas without the use of consistent marketing or advert advertising. Ms. Basu has over 19 years of experience in medical bill collecting from insurance companies.

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

ITEM 10.	EXECUTIVE COMPENSATION

	Annual Compensation										Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus				Other Annual Award(s)		Restricted Stock Compensation	Securities Underlying Options

Chandana Basu (1)	2007	$35,000	(1)	$540,000	**	(1	)*	600,000	(3)	0	0
Chief Executive Officer, Treasurer and Director	2006	$60,000	(2)	$540,000	***	(2)		**		0	0

(1)	Chandana Basu is to receive a salary of $5,000 per month and a minimum bonus of $45,000 per month pursuant to an employment agreement with Healthcare as until 12/31/2007.

*Paid in Common Shares of the Company.
**All of these paid by Common shares of the Company
***most of this amount paid in Common Shares of the Company

Ms Basu did not sell any of her shares as of November 19, 2008.

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

NONE

Employment Contracts

We have an employment agreement with Chandana Basu, our Chief Executive Officer and Treasurer. The Agreement was executed on April 1, 2004 and can not be terminated by us. It shall remain in existence until Ms. Basu retires or assigns her position to others. It provides for a monthly base salary of $5,000 per month and a bonus of 25% of our gross receipts payable monthly with a minimum bonus of $45,000 per month. It also includes reimbursement of all reasonable expenses. It provides for the issuance of a minimum of 1,000,000 shares annually as per amendment of employment agreement in October 2004.

The Company was never able to pay Ms. Basu such an amount as agreed in her employment agreement. So Ms Basu amended her employment agreement due to Company’s financial conditions during the Fourth Quarter of 2007 as below:

This agreement was modified on January 6, 2008 as below:

Ms. Basu will accept $5,000 as salary and $20,000 worth of Company’s Common Shares per month for the first six months. After six months her salary must increase $1,000 per month to a maximum $10,000 per month and $20,000 worth of Company’s S-8 shares per month until financial conditions are changed.

Modifications will be reviewed as the Company’s financial conditions changes.

On April 29, 2008 Ms. Basu accepted 100,000,000 shares of the Company Common Shares as a full payment towards all accrued dues including cost paid by her, bonuses and note receivable from the Company until this date.

Ms. Basu also serves as the Chief Executive Officer and President of AutoMed. Ms. Basu is our only employee at this time. She travels for marketing, deals with the auditors, attorneys and investors in addition works directly with programmers and other technical people to continuously improve the status of the Company.

Based on our 2006 financing, we were required to purchase $4,000,000 of additional key man life insurance on the life of Chandana Basu, our Chief Executive Officer and Treasurer. $20,000 has been paid to fund the above additional insurance policy.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of July 26, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Chandana Basu	100,625,000	75.8%
1105 Terminal Way, Suite 202 Reno, NV 89502

Abhijit Bhattacharya	1.125,000	0.003%
1105 Terminal Way, Suite 202 Reno, NV 89502

Arjinderpal Singh Sekhon, MD
1105 Terminal Way	1,025,000	0.002%
Reno, NV 89502

Officers and Directors as a Group (3 persons)	102,775,000	76.804%

(1) Based on 128,766,000 shares issued and outstanding as of September 19, 2008.

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

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2007 and December 31, 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2006

Audit fees	$10,000	$22,500
Audit-related fees	3,000	13,190
Tax fees		-
All other fees	500	500

Total fees	$13,800	$36,190

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer, President	November 29, 2008
Chandana Basu	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HEALTHCARE BUSINESS SERVICES GROUP, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer and	November 29, 2008
Chandana Basu	President

/s/ Chandana Basu	Secretary/Treasurer
Chandana Basu	Chief Financial Officer	November 29, 2008