Form 10-K/A
period 2007-12-31
PPJ ENTERPRISE, INC.
filed 2013-08-30
CIK 1192069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended Form 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [x]

HEALTHCARE BUSINESS SERVICES GROUPS, INC.

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2007

INDEX

	Part I

Item 1.	Description of Business COMPETITIVE BUSINESS - Medical Billing AMENDED PAGE 4 – SUBSIDIARY HEALTHCARE….	3
	RESEARCH & DEVELOPMENT - AMENDED PAGE 6, EMPLOYEES – AMENDED PAGE 6
Item 2.	Description of Property	6

Item 3.	Legal Proceedings AMENDED PAGE 6 PAGE 8 LIQUIDITY - AMENDED	6
	RISK FACTOR, GOING CONCERN AMENDED PAGE 9

	Part II

Item 5.	Market for Common Equity and Related Stockholder Matters	7

Item 6.	Management's Discussion and Analysis or Plan of Operation RESULTS OF OPERATIONS AMENDED PG 8	7

Item 7.	Financial Statements TO BE AMENDED	13
	TERMS – DISCONTINUED, CLOSED, DORMANT, REMOVED PAGE 16 NOTE 2. – GOING CONCERN – AMENDED PAGE 19 NOTE 4 – OPERATIONS - AMENDED PAGE 23, LITIGATION AMENDED, PAGE 28
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure AMENDED PAGE 29	29

Item 8A.	Controls and Procedures	29

Item 8B.	Other Information	29

	Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	30

Item 10.	Executive Compensation AMENDED PAGE 31	31

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33

Item 12.	Certain Relationships and Related Transactions	33

Item 13.	Exhibits and Reports	34

	(a) Exhibits	34

Item 14.	Principal Accountant Fees and Services	34

	Signatures	35

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

DESCRIPTION OF THE COMPANY'S PRINCIPAL PRODUCTS AND SERVICES

(1) The Company primarily a healthcare business support service related company who is dedicated to help healthcare practices become more efficient and save money.  Due to the over whelming market need the Company    entered into the research, development and now marketing of its

(2) proprietary medical billing software ("AutoMed"). AutoMed is a very flexible automated practice management suite that is a technological innovation by using OCR/OMR technology to provide healthcare providers a simple and cost effective way to submit their billing to Governmental payors and insurance companies without coding, data entry and billing personnel.

(3) Prepaid collection service – an added line of business

The Company offers prepaid low cost collection service to healthcare and all other industries for past due and Bad Debt collection. This is an effective Profit Recovery program provides an alternative to traditional debt collection Agencies.

(4) Healthcare Accounts Receivable Financing – an added line of business

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

(5) Healthcare Staffing Solutions – an added line of business

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

COMPETITIVE BUSINESS CONDITIONS

SUBSIDIARY – HEALTHCARE BUSINESS SERVICES GROUPS, INC. (“Healthcare”).

MEDICAL BILLING

(A Delaware Company registered to do business in California during 1997-2008.) Amended

Healthcare Business Services Groups, Inc. (Delaware Corporation a subsidiary of the Nevada Company) moved its office from 1120 W Foothill Blvd Suite 105 and 106 Upland, CA 91786 and moved to 818 N Mountain Ave, Suite 200, Upland, CA 91786 which was approximately 2600 sqft prestigious space as of July 1, 2007 with one year lease.

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

DEPENDENCE ON ONE OR A FEW CUSTOMERS

“Healthcare” depended on few customers throughout the United States to continue in the medical billing field with few loyal Clients. Due to our higher fees (10%) to perform a customized service to deliver a higher cash flow to our clients, we have experienced that a few of the former clients were the largest competitors of Healthcare Business Services Groups; Inc itself. Doctors would sign contracts with us to learn our privileged and specialized method of billing, once they see a drastic upwards of collections they will change pay to address to them selves and copy our methods of billing. We have experienced this conduct over and over again in the recent years.

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

RESEARCH & DEVELOPMENT OVER THE PAST TWO YEARS

The “Registrant” has spent over $50,000 of resource or time during the last two years on research and development.

EMPLOYEES

The Company had more than 25 employees and 5 consultants during the first half of 2007 and then the number of employees were reduced to 11 during the third Quarter and then to 5 at the end of 4th quarter of 2007. As of filing this report on November 2, 2008 the Company had one full-time employee, Ms. Chandana Basu and one part time employee in Texas. In addition to two employees, the Company performed most of its business through consultants as needed basis during 2008.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases office space in Reno, Nevada as its corporate address and performs all interaction through this location. This location is rented on month to month basis for rent of space and services are as much as $500.00/mo. The Company leased space at 818 N. Mountain Ave, Suite 200, Upland, Ca 91786 and then 2225 N. 1st Ave, Upland, CA 91784 and then current office located at 440 N. Mountain Ave Suite 201H and 212 Upland, CA 91786. The Company has never been a dormant Company.

ITEM 3. LEGAL PROCEEDINGS ALL LEGAL PROCEEDING WERE TRANSFERRED TO MS BASU AS OF 1/1/2008 in exchange of 600,000,000 shares

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

(AMENDED STATEMENTS)

As of January 1st 2008, the Registrant made an agreement with the Company’s CEO Ms Basu to sell its subsidiary “Healthcare Business Services Groups, Inc.” a Delaware company to Ms Basu, with all its invoices due from Clients, all accounts payable and all lawsuits as of December 31, 2007. As of January 1, 2008 the Registrant had no liabilities for accounts payable and any claims of assets as Listed and all lawsuits for 600,000,000 common shares of the Registrant. Ms Basu returned this amount shares back to the treasury.

The Registrant continued with several Clients billing during 4th quarter of 2007 to third quarter of 2009 and development of AutoMed software with two employees and several consultants until December of 2009 and then the Company expanded to as many as 20 employees and 3 to 4 consultants according to need.

On February 14, 2008, the Registrant changed its name to PPJ Enterprise (the Company) to clear confusion between the Delaware Company and the Nevada Company. On the same day the Company increased its authorized shares to 1,500,000,000.

On March 21, 2008 PPJE requested change of Ticker Symbol and it is now (PPJE.PK).

RESULTS OF OPERATIONS

The Company is amending 2007 Results of Operations.

AMENDED STATEMENTS BELOW:

Healthcare Business Services Groups, Inc. (Delaware Corporation a subsidiary of the Nevada Company) moved its office from 1120 W Foothill Blvd Suite 105 and 106 Upland, CA 91786 and moved to 818 N Mountain Ave, Suite 200, Upland, CA 91786 which was approximately 2600 sqft prestigious space with one year lease. The company kept approximately 11 employees and 5 consultants until end of Oct 2007 and then reduced employees down to 5 and 3 consultants and continued its operation until the Company discovered that its former Client Dr. Narinder S. Grewal (Grewal) was scamming the Company out of millions of dollars of its assets. Due to Grewal’s scam, the Company suffered in excess of estimated $100,000,000 million of dollars of loss during the years of 2001 to 2013. Assets discovered are listed in Exhibit-B which adds up to more than $3,204,919.14 million dollars, having this information and the evidence in possession the Company brought a lawsuit against Dr Narinder S. Grewal residence of Chatsworth, California practicing in of Santa Clarita California, Lancaster and his companies such as Santa Clarita Surgery Center for Advance Pain Management and Narinder S Grewal, MD, Inc. on December 3, 2009 in Los Angeles Superior Court, Los Angeles, California, Case NO. LA BC 427192. Trial on this Case is currently set for October 30, 2013. In addition, Dr. Grewal breached the agreement for “Medical Billing Agreement” with the Company in all terms including Non Compete clause and stole the Company’s proprietary billing methods and started a billing company naming “G3 Healthcare Business Services, Inc.” which is almost identical name of the company’s prior subsidiary billing company and became a pain management billing provider and competed with the business of the Company. Narinder S. Grewal and his wife Pritpal Grewal practically stole the Company’s identity and become the mirror image of the Registrant’s business. Grewal operates his billing service in Lancaster, California. The Company is also suing Dr. Grewal and his companies for breach of agreement for Non Compete. The Company located 2085 patients of Dr. Grewal were missing from the exclusive billing service agreement during the year of 2004 to 2007. The Company was deprived of more than $4,000,000 to $7,000,000 in revenue in addition to $3,204,919.14 he scammed the Company. The Company is working to confirm the amount of loss based on evidence. During the year of 2004 and 2007, Grewal was also a member of the Board of Directors of the Company, while he was a fiduciary of the Company and scamming the Company of its assets, the Company is considering to file a Criminal Investigation with the U.S. Security and Exchange Commissions against Grewal.

Due to the negligence of CPA Mr. Ankit Jain of Lake Forest, California 2007 yearly financial only contains the half year of 2007of the actual operational activities. Mr. Jain failed to perform his duties to complete the second half of the Company’s bank statements to prepare an accurate financial for which he was paid for.

The company was aware of overpayments to Narinder S. Grewal and his companies (Grewal) for approximately $706,000 as of 2005 and continued to work with Grewal to recover this money. But the Company had no knowledge of the findings in 2009 that Grewal has been scamming the Company of approximately $3.204,919.14 since year 2000. In 2007 auditors were informed of the overpayments but they ignored to publish because the financials based on cash basis not accrual and due to no signed confirmation from Dr. Grewal at that time. It was disputed by the company but the Company was unaware of the true facts of how the overpayments happened.

During a court trial between Ms. Chandana Basu and Dr. Grewal in 2009 where Dr. Grewal claimed that the company did not pay all money due him and sued Ms. Basu for $3,000,000. At that time Ms. Basu provided the court with 7 years of accounting review that revealed Dr. Grewal was paid in excess of $3,204,919.14 over and above due Grewal. Ms Basu won the trial in that case but Judge ruled that the Company must sue Grewal to recover the money. Later that year by a detail analysis with original books and records, the company came to concluded that Grewal received $3,204,919.14 by scam and other various fraudulent actions.

In addition the company also discovered that during the exclusive service terms, by breaching Non-Compete clause Grewal was billing directly using different Tax-Ids and using the company proprietary billing formulas to gain in excess of $50,000,000 to $60,000,000 dollars from his practice to avoid paying fees to the Company of approximately 4,000,000.00 to 7,000,000,000 (estimated).

2007 Revenue was $1,508,452.83 out of which uncollected $826,732 (fees from Grewal) and 2007 Assets amount was $3,204,919.14(actual amount scammed).

Once the trial in this case is awarded, the company will amend 10KSB financials of 2007.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006 --- Information below is unreliable because CPA Ankit Jain failed to complete accounting after 6/30/2007. All records have been located and forwarded to the company counsels.

--------

Revenues earned for the years ended December 31, 2007 were $ with the proper amount after discovery made of accounting errors. The Company’s primary activity is medical billing and collections. The accompanying financial statements have been reclassified accordingly and presented as operations (as stated by the CPA Ankit Jain with negligence in completing his assignments to complete the accounting 7/1/2007 to 12/31/2007 ). The Company's other subsidiaries and AutoMed continued to develop and market its products through United States. The Company’s subsidiary “Silver Shadow Properties, LLC was sold to Ms. Basu in 2005. The Company recorded profit in the transaction.

Information below are not accurate as per new discovery of errors in accounting and not to be relied upon due to the negligence of CPA Ankit Jain. Amended Statements.

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

LIQUIDITY AND CAPITAL RESOURCES (Subsidiary “Healthcare”) It has been discovered that information below are not reliable due to the errors in accounting. Amended statements.

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

RISK FACTORS Due to accounting error the information below is not reliable - Amended statement.

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

WE NOW PAY SUBSTANTIALLY LESS SALARY AND BONUS TO OUR CHIEF EXECUTIVE OFFICER, PRESIDENT AND TREASURER.

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

On April 29, 2008 Ms. Basu accepted $937,665 Officers Due liability in Company Common and Preferred Socks of the Company as a full payment towards all accrued dues including bonuses as of 12/31/2007. Amended Statements

Ms. Basu also serves as the Chief Executive Officer and President of AutoMed. Ms. Basu is our only employee at this time. She travels for marketing, deals with the auditors, attorneys, and investors in addition she works closely with programmers and other technical professionals to continuously improve the status of the Company.

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

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. - AMENDED – UNRELIABLE DUE TO ERRORS IN ACCOUNTING

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

ITEM 7.   FINANCIAL STATEMENTS TO BE AMENDED

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

Gruber & Company, LLC Saint Louis, Missouri

November 15, 2008

PPJ Enterprise and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Property & Equipment, Net	$—	$41,156
Software Development Costs	—	38,978
Other	—	3,650

Total Assets	$—	$83,784

Liabilities & Stockholders' (Deficit)

Current Liabilities
Accounts Payable and Accrued Expenses	$1,977,851	$1,652,796
Accrued Officer Compensation	937,665	337,665
Lines of Credit	100,415	96,418
Derivative Liability	1,460,962	1,738,482
Lease Liability	18,938	18,938
Notes Payable	508,500	—
Convertible Secured Note	1,300,000	1,300,000
Total Current Liabilities	6,304,331	5,144,299

Commitments & Contingencies	—	—

Stockholders' Equity (Deficit)
Preferred Stock-Class B, $0.001 par value, 100,000,000 shares
authorized; no shares issued and outstanding.	—	—
Common Stock, $0.001 par value, 1,500,000,000 shares
authorized; 428,226 and 85,200 shares issued and outstanding, respectively.	428	85
Additional Paid-in Capital	2,535,156	1,543,739
Stock Subscriptions (Receivable) Payable	75,750	67,250
Accumulated Deficit	(8,915,665)	(6,671,589)
Total Stockholders' (Deficit)	(6,304,331)	(5,060,515)

Total Liabilities & Stockholders' (Deficit)	$—	$83,784

The accompanying notes are an integral part of these financial statements.

PPJ Enterprise and Subsidiaries

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2007	2006
Other Income (Expense)
Change in Fair Value of Derivative	$277,520	$381,684
Beneficial Conversion Feature Expense	—	(1,756,828)
Interest Expense and Financing Costs	(247,898)	(444,345)
Total Other Income (Expense)	29,622	(1,819,489)

Provision for Income Taxes	—	(2,400)

Net Income (Loss) Before Operations	29,622	(1,821,889)

Loss from Operations
Loss from Disposal of Assets of Operations	(35,957)	—
Loss from Operations	(2,237,741)	(1,175,695)
Total Loss from Operations	(2,273,698)	(1,175,695)

Net Income (Loss)	$(2,244,076)	$(2,997,584)

Net Income per Share
Basic	$(8.74)	$(35.24)
Diluted	$(8.74)	$(35.24)

Number of Shares Used in Per Share Calculations
Basic	256,713	85,050
Diluted	256,713	85,050

The accompanying notes are an integral part of these financial statements.

PPJ Enterprise and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock
	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Prepaid Consulting	Subscriptions (Receivable) Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2005	84,900	$85	$1,543,727	$(51,611)	$28,500	$(3,674,005)	$(2,153,304)
Common Stock Issued to Consultants for Services	300	—	12	51,611	—	—	51,623
Common Shares to be Issued to Directors for Services	—	—	—	—	38,750	—	38,750
Net Loss	—	—	—	—	—	(2,997,584)	(2,997,584)
Balance at December 31, 2006	85,200	$85	$1,543,739	$—	$67,250	$(6,671,589)	$(5,060,515)
Common Stock Issued to Consultants for Services	302,076	302	876,798	—	—	—	877,100
Common Shares to be Issued to Directors for Services	40,950	41	114,619	—	8,500	—	123,160
Net Loss	—	—	—	—	—	(2,244,076)	(2,244,076)
Balance at December 31, 2007	428,226	$428	$2,535,156	$—	$75,750	$(8,915,665)	$(6,304,331)

The accompanying notes are an integral part of these financial statements.

PPJ Enterprise and Subsidiaries

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2007	2006

Cash Flows from Operating Activities
Net Income (Loss)	$(2,244,076)	$(2,997,584)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	1,000,260	90,373
Depreciation & Amortization	93,111	118,459
Beneficial Conversion Feature Expense	—	1,756,828
Change in Fair Value of Derivative	(277,520)	381,684
Loss from Disposal of Assets of Operations	35,957	—

Changes in operating assets and liabilities:
Accounts Receivable	(29)	—
Accounts Payable and Accrued Expenses	325,055	576,378
Accrued Officer Compensation	600,000	(20,725)

Net Cash Used in Operating Activities	(467,242)	(94,587)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(6,277)	(7,290)
Software Development Costs	(38,978)	—

Net Cash Used in Investing Activities	(45,255)	(7,290)

Cash Flows from Financing Activities
Lines of Credit	3,997	(17,274)
Payments on Capital Leases	—	(6,300)
Net Proceeds from Notes Payable	508,500	(177,672)

Net Cash Provided by Financing Activities	512,497	(201,246)

Net Increase (Decrease) in Cash	—	(303,123)

Cash Beginning of Period	—	303,123

Cash End of Year	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$—	$—
Cash Paid during the period for income taxes	—	1,700

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

AMENDED STATEMENTS

Healthcare was a medical billing service provider that for over SEVENTEEN years had assisted various health care providers to successfully enhance their billing function.

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

PPJ Enterprise and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Going Concern and Management's Plans AMENDED STATEMENT – DUE TO ACCOUNTING ERRORS THE INFORMATION BELOW IS NOT RELIABLE

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

PPJ Enterprise and Subsidiaries

Notes to Consolidated Financial Statements

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

PPJ Enterprise and Subsidiaries

Notes to Consolidated Financial Statements

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

Note 4 – Operations - AMENDED – INFORMATION BELOW UNRELIABLE

On July 13, 2007 the Company's Board of Director approved a resolution to discontinue all of its billing function (the principal activity of the Company) effective June 30, 2007. The accompanying financial statements have been reclassified accordingly and presented as operations. The Company's other three subsidiaries; Silver Shadow, AutoMed and Alta Vista, are dormant companies and are also reclassified as part of operations.

	For the Twelve Months Ended
	December 31,

Net Revenue	$678,277	$1,011,644
Operating Expenses	2,916,018	2,187,339
Loss from Operations	(2,237,741)	(1,175,695)

PPJ Enterprise and Subsidiaries

Notes to Consolidated Financial Statements

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

PPJ Enterprise and Subsidiaries

Notes to Consolidated Financial Statements

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

PPJ Enterprise and Subsidiaries

Notes to Consolidated Financial Statements

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

Litigation AMENDED – ALL LITIGATION CASES WERE TRANSFERRED TO MS. BASU AS OF 1/1/2008

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AMENDED – SERIOUS ACCOUNTING AND AUDIT DISAGREEMENT

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

\

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

-35-