Form 10-K
period 2009-12-31
PPJ ENTERPRISE, INC.
filed 2018-05-10
CIK 1192069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from 1/1/2008 to 6/30/2009

Commission File No. 000-50014

PPJ ENTERPRISE, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0478644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1105 Terminal Way, Suite 202, Reno, NV 89502

(Address of principal executive offices)

Mailing Address P.O. Box 2-13

Upland, California 91785-2013

Registrant's telephone number, including area code: (775) 348-5735

Registrant’s current telephone number (909) 920-4377

Securities Registered Pursuant to Section 12(b) of the Act: None

Title of each class	Securities Registered Pursuant to Section 12(g) of the Act:	Name of each exchange On which registered
(None)	None	(None)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on August 15, 2009 was $500,000.00.

The number of shares outstanding of the registrant's common stock on August 15, 2009 was as follows: 177,302,000 shares.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DISCLOSURES: THIS COMPREHENSIVE REPORT CONTAINS THE FOLLOWING MISSING REPORTS:

I.	Form 10-Q for the quarter ending 3/31/08;
II.	Form 10-Q for the quarter ending 6/30/08;
Ill.	Form 10-Q for the quarter ending 9/30/08;
IV.	Form 10-K for the fiscal year ending 12/31/08;
II.	Form 10-Q for the quarter ending 3/30/09;
Ill.	Form 10-Q for the quarter ending 6/30/09;

 PPJ ENTERPRISE
FORM 10-K
FROM 1/1/2008 TO 6/30/2009

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1 Description of Business," and "Item 6 Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Healthcare Business Services Groups, Inc. (the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-K, unless another date is stated, are to December 31, 2009 and 2008.

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

DESCRIPTION OF THE COMPANY'S PRINCIPAL PRODUCTS AND SERVICES

•	The Company primarily a healthcare business support service related company who is dedicated to help healthcare practices become more efficient and save money. Due to the over whelming market need the Company entered into the research, development and now marketing of its

•	proprietary medical billing software ("AutoMed"). AutoMed is a very flexible automated practice management suite that is a technological innovation by using OCR/OMR technology to provide healthcare providers a simple and cost-effective way to submit their billing to Governmental payors and insurance companies without coding, data entry and billing personnel.

•	Prepaid collection service – an added line of business

The Company offers prepaid low-cost collection service to healthcare and all other industries for past due and Bad Debt collection. This is an effective Profit Recovery program provides an alternative to traditional debt collection Agencies.

•	Healthcare Accounts Receivable Financing – an added line of business

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

•	Healthcare Staffing Solutions – an added line of business

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

COMPETITIVE BUSINESS CONDITIONS

SUBSIDIARY – HEALTHCARE BUSINESS SERVICES GROUPS, INC. NEVADA (“Healthcare”).

MEDICAL BILLING

Healthcare Business Services Groups, Inc. (Delaware Corporation a subsidiary of the Nevada Company) moved its office from 1120 W Foothill Blvd Suite 105 and 106 Upland, CA 91786 and moved to 818 N Mountain Ave, Suite 200, Upland, CA 91786 which was approximately 2600 sqft prestigious space as of July 1, 2008 with month to month rent.

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

EMPLOYEES

The Company had more than 25 employees and 5 consultants during the first half of 2007 and then the number of employees were reduced to 11 during the third Quarter and then to 5 at the end of 4 th quarter of 2007. As of filing this report on November 2, 2008 the Company had one full-time employee, Ms. Chandana Basu and one part time employee in Texas. In addition to two employees, the Company performed most of its business through consultants as needed basis during 2008.

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

	BID PRICES
YEARS ENDED	HIGH	LOW
December 31, 2008	0.007	0.007
December 31, 2009	0.007	0.007

There are 90 holders of record of the common stock as of December 31, 2009. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is currently quoted on Pink sheets

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of section 27a of the securities act of 1933, as amended and section 21e of the securities exchange act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward-looking statements as a result of the risks set forth in the company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

On January 5, 2005, the Registrant changed its name to Healthcare Business Services Groups, Inc. The Registrant is a holding company for subsidiary “Healthcare”. The business operations discussed herein are conducted by “Healthcare”. The Registrant, through “Healthcare”, is engaged in the business of providing medical billing services to healthcare providers in the United States.

The Registrant continued with several Clients billing and sales of AutoMed Software during 2008 and and development of AutoMed software with two employees and several consultants until December of 2009 and then the Company expanded to as many as 20 employees and 3 to 4 consultants according to need.

On February 14, 2008, the Registrant changed its name to PPJ Enterprise (the Company) to clear confusion between the Delaware Company and the Nevada Company. On the same day the Company increased its authorized shares to 1,500,000,000.

On March 21, 2008 PPJE requested change of Ticker Symbol and it is now (PPJE.PK).

RESULTS OF OPERATIONS

The Company is amending 2009 Results of Operations

AMENDED STATEMENTS BELOW: 2007

Healthcare Business Services Groups, Inc. (Delaware Corporation a subsidiary of the Nevada Company) moved its office from 1120 W Foothill Blvd Suite 105 and 106 Upland, CA 91786 and moved to 818 N Mountain Ave, Suite 200, Upland, CA 91786 which was approximately 2600 sqft prestigious space with one year lease. The company kept approximately 11 employees and 5 consultants until end of Oct 2007 and then reduced employees down to 5 and 3 consultants and continued its operation until the Company discovered that its former Client Dr. Narinder S. Grewal (Grewal) was scamming the Company out of millions of dollars of its assets. Due to Grewal’s scam, the Company suffered in excess of estimated $100,000,000 million of dollars of loss during the years of 2001 to 2013. Assets discovered are listed in Exhibit-B which adds up to more than $3,204,919.14 million dollars, having this information and the evidence in possession the Company brought a lawsuit against Dr Narinder S. Grewal residence of Chatsworth, California practicing in of Santa Clarita California, Lancaster and his companies such as Santa Clarita Surgery Center for Advance Pain Management and Narinder S Grewal, MD, Inc. on December 3, 2009 in Los Angeles Superior Court, Los Angeles, California, Case NO. LA BC 427192. Trial on this Case is currently set for October 30, 2013. In addition, Dr. Grewal breached the agreement for “Medical Billing Agreement” with the Company in all terms including Non-Compete clause and stole the Company’s proprietary billing methods and started a billing company naming “G3 Healthcare Business Services, Inc.” which is almost identical name of the company’s prior subsidiary billing company and became a pain management billing provider and competed with the business of the Company. Narinder S. Grewal and his wife Pritpal Grewal practically stole the Company’s identity and become the mirror image of the Registrant’s business. Grewal operates his billing service in Lancaster, California. The Company is also suing Dr. Grewal and his companies for breach of agreement for Non-Compete. The Company located 2085 patients of Dr. Grewal were missing from the exclusive billing service agreement during the year of 2004 to 2007. The Company was deprived of more than $4,000,000 to $7,000,000 in revenue in addition to $3,204,919.14 he scammed the Company. The Company is working to confirm the amount of loss based on evidence. During the year of 2004 and 2007, Grewal was also a member of the Board of Directors of the Company, while he was a fiduciary of the Company and scamming the Company of its assets, the Company is considering filing a Criminal Investigation with the U.S. Security and Exchange Commissions against Grewal.

Due to the negligence of CPA Mr. Ankit Jain of Lake Forest, California 2007 yearly financial only contains the half year of 2007of the actual operational activities. Mr. Jain failed to perform his duties to complete the second half of the Company’s bank statements to prepare an accurate financial for which he was paid for.

The company was aware of overpayments to Narinder S. Grewal and his companies (Grewal) for approximately $706,000 as of 2005 and continued to work with Grewal to recover this money. But the Company had no knowledge of the findings in 2009 that Grewal has been scamming the Company of approximately $3.204,919.14 since year 2000. In 2007 auditors were informed of the overpayments but they ignored to publish because the financials based on cash basis not accrual and due to no signed confirmation from Dr. Grewal at that time. It was disputed by the company, but the Company was unaware of the true facts of how the overpayments happened.

During a court trial between Ms. Chandana Basu and Dr. Grewal in 2009 where Dr. Grewal claimed that the company did not pay all money due him and sued Ms. Basu for $3,000,000. At that time Ms. Basu provided the court with 7 years of accounting review that revealed Dr. Grewal was paid in excess of $3,204,919.14 over and above due Grewal. Ms. Basu won the trial in that case, but Judge ruled that the Company must sue Grewal to recover the money. Later that year by a detail analysis with original books and records, the company came to conclude that Grewal received $3,204,919.14 by scam and other various fraudulent actions.

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

Revenues earned for the years ended December 31, 2009 and 2008 - were $ with the proper amount after discovery made of accounting errors.

Information below are not accurate as per new discovery of errors in accounting and not to be relied upon due to the negligence of CPA Ankit Jain. Amended Statements.

The Company computed the beneficial conversion liability of $1,300,000 and warrant liability of $ 105,762 based on Black-Scholes model. These amounts have been reflected on the financials as derivative liability in amount of $1,460,962. 2009 and 2008

LIQUIDITY AND CAPITAL RESOURCES (Subsidiary “Healthcare”) It has been discovered that information below are not reliable due to the errors in accounting. Amended statements.

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

The Company simultaneously issued to the Investors seven-year warrants to purchase 81,250 shares of common stock at an exercise price of $28.00.

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

WE WERE NOT ABLE TO PAY MS. BASU HER CONTRACTED PAY DUE TO LACK OF CASH FLOW BUT HAVE ACCRUED AMOUNT DUE HER FOR HER HANDLING MULTIPLE JOBS.

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

The Company was never able to pay Ms. Basu such an amount as agreed in her employment agreement. So Ms. Basu amended her employment agreement due to Company’s financial conditions during the First Quarter of 2008 as below:

Ms. Basu will accept $5,000 as salary and $20,000 worth of Company’s Common Shares per month for the first six months. After six months her salary must increase $1,000 per month to a maximum $10,000 per month and $20,000 worth of Company’s S-8 shares per month and then the agreement would revert back to original agreement.

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

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR AUTOMED IN THE EVENT THAT WE ARE ABLE TO RAISE ENOUGH MONEY TO MARKET AUTOMED.

The Company completed development of the basic version of AutoMed software as a stand-alone, commercially viable product, the Company plans to market AutoMed as a "one-stop shopping" solution for medical office management. The Company plans to charge $50,000 per installation for a single user and one computer. Currently the Company generates some revenue through AutoMed. The extent to which AutoMed gains acceptance, if any, will depend, in part, on its cost effectiveness and performance as compared to conventional means of office management, as well as known or unknown alternative software packages. If conventional means of office management or alternative software packages are more costeffective or outperform AutoMed, the demand for AutoMed may be adversely affected. Additionally, the Company anticipates the need for approximately $2,200,000 Million dollars to begin marketing AutoMed. The failure of the Company to raise an additional $2,200,000 to implement our Business Plan and maintain levels of market acceptance would have a material adverse effect on the line of business and the Company's overall business, financial condition and results of operations, and would likely cause the value of the Company's securities to decrease.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of December 31, 2009 and 2008 the Company has accumulated deficit amounting to $3,649,491 and $ 2,130,67 2 respectively, net loss amounting $ 133,873 and 185,353 and net cash used in operations of $27,771 and $103,353. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan with respect to AutoMed, if we are unable to continue you will lose your investment.

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

IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	increased competition; and
•	conditions and trends in the medical billing industry.

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

ITEM 7. FINANCIAL STATEMENTS TO BE AMENDED

Consolidated Balance Sheets

(Unaudited)

	December 31,
	2009	2008	2007
Assets
Cash	$11,024	$5,890	$4,200
Software Development Costs	17,050	43,000	127,000
Inventory	55,000	50,000	25,700
Accounts Receivable	383,770	165,000	7,989,010
Fixed Assets	33,000	30,000	75,000
Other Current Assets	4,953,905	4,503,550	4,326,570
Total Assets	$5,442,725	$4,754,440	$12,547,480
Liabilities & Stockholders' (Deficit)

Current Liabilities
Accounts Payable and Accrued Expenses	$1,121,869	$1,086,869	$1,977,851
Accrued Officer Compensation	180,000	60,000	937,665
Lines of Credit	2,230	—	100,415
Derivative Liability
Lease Liability	2,230	—	18,938
Notes Payable	376,050	498,000	508,500
Convertible Secured Note	1,168,021	1,203,546	1,460,962
Total Current Liabilities	2,848,170	3,179,715	6,304,331

Commitments & Contingencies

Stockholders' Equity (Deficit)
Preferred Stock-Class B, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding.	—	—	—
Common Stock, $0.001 par value, 1,500,000,000 shares authorized; 428,226 and 85,200 shares issued and outstanding, respectively.	—	—	—
Additional Paid-in Capital	801,321	6,191	2,535,156
Stock Subscriptions (Receivable) Payable
Accumulated Deficit
Total Stockholders' (Deficit)	(3,649,491)	(2,130,672)	(8,915,665)

Total Liabilities & Stockholders' (Deficit)	$5,442,725	$4,754,440	$12,547,480

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations
Unaudited

	For the Twelve Months Ended December 31,
	2009	2008
Income from Operation
Income	$152,000	$103,000
Beneficial Conversion Feature Expense
Interest Expense and Financing Costs	(106,102)	-122,278
Total Other Income (Expense)	45,898	(19,278)

Provision for Income Taxes	—	—

Net Income (Loss) Before Operations	45,989	(19.278)

Loss from Operations	(27,771)	(103,353)
Loss from Disposal of Assets of Operations	—	—
Loss from Operations	—	—
Total Loss from Operations	—	—

Net Income (Loss)	$(133,873)	(185,353)

Net Income per Share
Basic	$—	—
Diluted	$—	—

Number of Shares Used in Per Share Calculations
Basic	—	—
Diluted	—	—

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)

Number of Shares	Par Value ($0.001) Amount	Additional Paid-In- Capital	Prepaid Consulting	Subscriptions (Receivable) Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flow

For the Twelve Month Ended December 31,
	2009	2008
Cash Flows from Operating Activities	(133,873)	(185,353)
Net Income (Loss)	(133,873)	(185,353)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation
Depreciation & Amortization	—	—
Beneficial Conversion Feature Expense	—	—
Change in Fair Value of Derivative	—	—
Loss from Disposal of Assets of Operations	—	—
	—	—
Changes in operating assets and liabilities:	—	—
Accounts Receivable	—	—
Accounts Payable and Accrued Expenses	—	—
Accrued Officer Compensation	—	—

Net Cash Used in Operating Activities	—	—

Cash Flows from Investing Activities	—	—
Purchase of Property and Equipment	—	—
Software Development Costs	—	—

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities	—	—
Lines of Credit	—	—
Payments on Capital Leases	—	—
Net Proceeds from Notes Payable	—	—

Net Cash Provided by Financing Activities	—	—

Net Increase (Decrease) in Cash	—	—

Cash Beginning of Period	—	—

Cash End of Year	$—	$—
—
Supplemental Disclosure of Cash Flow Information:	—	—
Cash Paid during the period for interest	—	—
Cash Paid during the period for income taxes	—	1,700

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

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 - Going Concern and Management's Plans

AMENDED STATEMENT – DUE TO ACCOUNTING ERRORS THE INFORMATION BELOW IS NOT RELIABLE

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, as of December 31, 2008, the Company has an accumulated deficit of $2,130,672 and as of December 31, 2009 the Company has an accumulated deficit of $3,649,49. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin SAB 104. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured. Revenue is derived from collections of medical billing services. Revenue is recognized when the collection process is complete which occurs when the money is collected and recognized on a net basis.

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

Advertising

The Company expenses advertising costs as incurred. The Company incurred no advertising costs for the years ended December 31, 2008 and 2009 data $16,421 and $11,000.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended December 31, 2009 and 2008, as a result of net operating losses incurred during the periods. As of December 31, 2009 and 2008, the Company has net operating losses of ($133,873) and ($185.363) available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At December 31, 2009 and 2008, the Company has deferred tax assets of approximately 0.00 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2007	2006

Statutory Federal Tax (Benefit) Rate	-34%	-34%
Statutory State Tax (Benefit) Rate	-6%	-6%
Effective Tax (Benefit) Rate	-40%	-40%

Valuation Allowance	40%	40%

Effective Income Tax	0%	0%

Significant components of the Company's deferred tax assets at December 31, 2008 and 2009, are as follows:

	December 31,
	2009	2008
Net Deferred Tax Asset	$-	$-

Research and Development Costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the years ended December 31, 2009 and 2008 was $17,050 and $43,000.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2009. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

Note 4 – Operations .

The accompanying financial statements have been reclassified accordingly and presented as operations. The Company's other three subsidiaries; Silver Shadow, AutoMed and Alta Vista, are dormant companies and are also reclassified as part of operations.

	For the Twelve Months Ended
	December 31,
	2009	2008

Net Revenue	$(133,873)	$(185,353)
Operating Expenses	156,800	226,631
Loss from Operations	(133,873)	(185,353)

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 - Property and Equipment

As of December 31, 2009 and 2008, property and equipment is comprised of the following:

December 31,
	2009	2008

Office and Computer Equipment	-	-
Furniture & Equipment	-	-

Less: Accumulated Depreciation	-	-

Net Property & Equipment	$-	$-

Depreciation Expense	$-	$-
	-	-

Note 6 – Software Development Costs

The Company is accounting for computer software technology costs under the Capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software

Developed for Internal Use. And for distributions"

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset. Amortization begins from the date when the software becomes operational. The website became operational July 1, 2004. The cost of software development in 2009 and 2008 are $17050 and $43,000 in the accompanying financial statements at December 31, 2009 and 2008, respectively.

Note 7– Accounts Payable and Accrued Expenses

As of December 31, 2009 and 2008, accounts payable and accrued expenses consist of the following:

Accounts payable was $1,121,869 and $1086,869 respectively

Accrued officer’s compensation was $1,177,665 and $997,665 (total accrued)

Total Accounts Payable and Accrued Expenses $ 1,652,796

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Accrued Officer Compensation

As of December 31, 2009 and 2008, accrued officer compensation totaled for the year $60,000 and $120,000, respectively.

Note 9 – Lines of Credit

Note 10 – Notes Payable

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

Pursuant to the Securities Purchase Agreement, the Investors purchased the Notes and Warrants in three trenches as set forth below:

· At closing, on July 1, 2006 ("Closing"), the Investors purchased Notes aggregating $700,000 and warrants to purchase 43,750 shares based on the prorate shares of our common stock;

· On August 8, 2006 the investors purchased Notes aggregating $600,000 and warrants to purchase 37,500 shares based on the prorate shares of our common stock.

· Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $700,000. The Company has withdrawn the third trench as the Registration Statement was not effective to bring more funds into the Company.

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

· Expected life 5.6 years

· Volatility 98%

· Dividend yield 0%

· Risk free rate 3.5%

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

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Common Stock

As of December 31, 2007, 428,226 common shares were issued and outstanding. The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor is any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided prorata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

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

Note 14 – Related Party Transactions

During the year ended December 31, 2009 and 2008 - None

PPJ Enterprise and Subsidiaries
Notes to Consolidated Financial Statements

Note 15– Commitments & Contingencies

Leases liabilities were 2009 and 2008 - $2,230 and $0.00 respectively

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

Equity

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AMENDED – None

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

Ms. Basu did not sell any of her shares as of December 31, 2009 and 2008.

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

None.

Employment Contracts

We have an employment agreement with Chandana Basu, our Chief Executive Officer and Treasurer. The Agreement was executed on April 1, 2004 and cannot be terminated by us. It shall remain in existence until Ms. Basu retires or assigns her position to others. It provides for a monthly base salary of $5,000 per month and a bonus of 25% of our gross receipts payable monthly with a minimum bonus of $45,000 per month. It also includes reimbursement of all reasonable expenses. It provides for the issuance of a minimum of 1,000,000 shares annually as per amendment of employment agreement in October 2004.

The Company was never able to pay Ms. Basu such an amount as agreed in her employment agreement. So Ms Basu amended her employment agreement due to Company’s financial conditions during the Fourth Quarter of 2007 as below:

This agreement was modified on January 6, 2008 as below:

Ms. Basu will accept $5,000 as salary and $20,000 worth of Company’s Common Shares per month for the first six months. After six months her salary must increase $1,000 per month to a maximum $10,000 per month and $20,000 worth of Company’s S-8 shares per month until financial conditions are changed then would revert back to original agreement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of July 26, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Chandana Basu	100,625,000	81.1%
1105 Terminal Way, Suite 202 Reno, NV 89502

Abhijit Bhattacharya	1.125,000	0.003%
1105 Terminal Way, Suite 202 Reno, NV 89502

Arjinderpal Singh Sekhon, MD
1105 Terminal Way	1,025,000	0.002%
Reno, NV 89502

Officers and Directors as a Group (3 persons)	102,775,000	81.105%

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

ITEM 13. EXHIBITS

•	Exhibits:

EXHIBIT	DESCRIPTION

32.1	Certification

•	Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fiscal quarter ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2009 and December 31, 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2006

Audit fees	$10,000	$22,500
Audit-related fees	3,000	13,190
Tax fees		-
All other fees	500	500

Total fees	$13,800	$36,190

SIGNATURE

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PPJ ENTERPRISE, INC.

Signature	Title	Date

/s/ Chandana Basu	Chief Executive Officer	May 10, 2018
Chandana Basu	Principal Accounting Officer

3